Form 10-K
period 1993-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1994-03-31
CIK 778437

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-9016

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact name of registrant as specified in its charter)

                   TEXAS                                         75-6335572
          (State of organization)                             (I.R.S. Employer
                                                           Identification Number)
       6220 NORTH BELTLINE, SUITE 205                              75063
               IRVING, TEXAS                                     (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 550-6053

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
- --------------------------------------------    --------------------------------------------
       Shares of Beneficial Interest                      New York Stock Exchange
         Par Value $0.10 Per Share

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $19,285,225 AS OF MARCH 25, 1994. THE AGGREGATE MARKET VALUE HAS BEEN COMPUTED BY REFERENCE TO THE CLOSING PRICE AT WHICH THE STOCK WAS SOLD ON THE NEW YORK STOCK EXCHANGE ON MARCH 25, 1994.

     9,075,400 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF MARCH 25, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                               TABLE OF CONTENTS
                                   FORM 10-K

                                    PART I.

ITEM                                                                                      PAGE
- ----                                                                                      ----
 1.     Business........................................................................    1
        General.........................................................................    1
        Revenue and Losses from Real Estate Operations..................................    3
        Geographic Analysis of Revenue..................................................    3
        Competition and Conflicts of Interest...........................................    3
        Employees.......................................................................    4
 2.     Properties......................................................................    4
        Property Descriptions...........................................................    4
        Other Encumbrances on the Properties............................................    7
 3.     Legal Proceedings...............................................................    7
 4.     Submission of Matters to a Vote of Shareholders.................................    7
                                           PART II.
 5.     Market for Shares and Related Shareholder Matters...............................    7
 6.     Selected Financial Data.........................................................    8
 7.     Managements' Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................    8
        Results of Operations...........................................................    8
        Liquidity and Capital Resources.................................................   10
        Other Matters...................................................................   12
        Recent Developments.............................................................   13
 8.     Financial Statements and Supplementary Data.....................................   13
 9.     Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure......................................................................   13
                                          PART III.
10.     Trust Managers and Executive Officers of the Trust..............................   14
11.     Executive Compensation..........................................................   15
12.     Security Ownership of Certain Beneficial Owners and Management..................   16
13.     Certain Relationships and Related Transactions..................................   16
                                           PART IV.
14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................   17
        Index to Exhibits...............................................................
        Signatures......................................................................
        Index to Financial Statements and Financial Statement Schedules.................  F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     American Industrial Properties REIT (the "Trust"), a Texas equity real estate investment trust, was organized as Trammell Crow Real Estate Investors on September 26, 1985. On November 27, 1985, the Trust issued 9,062,000 Shares of Beneficial Interest (the "Shares") and commenced operations. The Trust's investment objective is to maximize the total return to its Shareholders through the acquisition, leasing, management and disposition of industrial and retail properties. The Trust's original Declaration of Trust provided for a maximum term of 15 years from inception.

     The Trust is engaged in a single industry segment -- operation of developed industrial and retail real estate properties. The Trust leases space in its properties to a variety of tenants. The industrial properties are leased for office, office-showroom, storage, distribution, research and development, and light assembly purposes. The retail property is leased to retail merchandise establishments, restaurants, and a cinema. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. However, Tamarac Square, the Trust's only retail property, has rental revenues in excess of 10% of the total revenues of the Trust.

     The Trust initially acquired from entities engaged in the commercial real estate business under the name "Trammell Crow Company" (the "TCC Entities") 19 commercial real estate properties, consisting of 18 industrial properties located in California, Florida, Maryland, Minnesota, North Carolina, Texas, Washington and Wisconsin, and one retail mall located in Colorado. Since 1985, the Trust has sold five of its original real estate assets: two of the California properties were sold in 1990, the North Carolina property was sold in two separate transactions in 1992, one of the Houston, Texas properties was sold in 1992, and one of the Dallas, Texas properties was sold in early 1993. A property in Dallas, Texas was acquired by the Trust in December 1993. As a result of these transactions, the Trust currently owns a total of fifteen properties, consisting of fourteen industrial properties and one retail property.

     From November 1985 through June 1993, the Trust was advised by Trammell Crow Ventures, Ltd. (the "Advisor"), an affiliate of Trammell Crow Company, under an advisory agreement that provided for the payment of an annual advisory fee and reimbursements for certain expenses as well as transaction fees for asset acquisitions and dispositions. In June 1993, the Trust terminated its agreement with the Advisor and converted to self-administration. The name of the Trust was changed to American Industrial Properties REIT and its ticker symbol on the New York Stock Exchange was changed to "IND" to reflect the Trust's industrial property focus. In October 1993, the Shareholders of the Trust approved a proposal to remove the Trust's limited term restriction, thus making the life of the Trust perpetual.

     As part of its initial capitalization, the Trust also issued $179,698,000 in Zero Coupon Notes due 1997. In 1991, the Trust began to repurchase these Zero Coupon Notes as part of its financial plan. Since that time, the Trust has utilized the net proceeds from property sales and issuance of unsecured notes to repurchase a total of $160,207,000 principal amount at stated maturity ("Face Amount") of the Zero Coupon Notes, as described below.

     - In March 1991, the Trust used the net proceeds from property sales and cash on hand to repurchase an aggregate of $31,297,000 Face Amount of the Zero Coupon Notes which had an accreted balance of approximately $14,415,000, net of unamortized original issue discount. Pursuant to the terms of the Indenture, $24,800,000 Face Amount of the repurchased Zero Coupon Notes remains pledged to the Indenture trustee for the security of the remaining Noteholders. The remaining repurchased Zero Coupon Notes were surrendered to the Indenture trustee for cancellation.

     - In connection with the repurchases discussed above, the Trust also obtained an option to repurchase an additional $21,371,000 Face Amount of Zero Coupon Notes at a discount rate of 17.75% compounded semiannually, exercisable in whole or in part prior to December 31, 1992. In May 1991, the Trust repurchased an additional $3,000,000 Face Amount of Zero Coupon Notes having an accreted value of $1,407,000 for an aggregate purchase price of $993,000, pursuant to the option.

     - On February 27, 1992, the Trust repurchased an aggregate of $106,322,000 Face Amount of Zero Coupon Notes for a purchase price of $53,234,000. The accreted balance of these Zero Coupon Notes was approximately $54,401.000. The entire purchase price was financed by issuing new unsecured notes bearing interest at a rate of 8.8% (the "8.8% Notes") to the seller of the Zero Coupon Notes. Interest on the 8.8% Notes was deferred initially and is payable semiannually commencing May 1993. The 8.8% Notes, which are unsecured, can be prepaid at any time prior to maturity without penalty. An $8,000,000 mandatory principal repayment was required in November 1993, with the balance due in November 1997. Pursuant to the terms of the Indenture, approximately $21,629,000 Face Amount of these repurchased Zero Coupon Notes are also pledged to the Indenture trustee for the security of the remaining Noteholders. Additionally, in four other separate transactions during February and April of 1992, the Trust used cash on hand to repurchase $697,000 Face Amount of Zero Coupon Notes having an accreted value of $356,000 for an aggregate purchase price of $237,000.

     - On December 30, 1992, the Trust exercised its remaining option to repurchase an additional $18,371,000 Face Amount of Zero Coupon Notes at a semiannual discount rate of 17.75%. These Zero Coupon Notes, having an accreted value of $10,341,000, were repurchased for an aggregate purchase price of $7,968,000. Pursuant to the terms of the Indenture, these Zero Coupon Notes are also pledged to the Indenture trustee for the security of the remaining Noteholders. After the 1992 repurchases, the total Face Amount of the Zero Coupon Notes still outstanding was $20,011,000.

     - On December 31, 1992, the Trust used $11,648,000 of the net sales proceeds from its 1992 sales of real estate to make a principal and interest payment on the 8.8% Notes. This payment included the $8,000,000 mandatory repayment which was due in November 1993.

     - During 1993, the Trust purchased $520,000 Face Amount of Zero Coupon Notes at approximately their accreted value.

     Pursuant to the terms of the Indenture related to the Zero Coupon Notes, the Trust is required to deposit certain amounts, including funds from sales of properties, into a Property Acquisition Account administered by the Trustee. According to the Indenture, amounts in this account could be used to make additional investments in accordance with the Trust's By-Laws until November 27, 1993. At that date, any amounts remaining in this account were to be used to defease the holders of the remaining Zero Coupon Notes. The approximate balance at November 27, 1993 was $13.6 million.

     In accordance with a court order directing the Trustee to release certain funds from the Property Acquisition Account, the Trust purchased the Northview Distribution Center in Dallas, Texas for total consideration of approximately $3.4 million on December 10, 1993. On December 15, 1993, the Trust announced its intent to redirect its cash resources to the ultimate elimination of the operating restrictions imposed on the Trust by the terms of the Zero Coupon Notes through a complete defeasance of the outstanding Notes. This would require the Trust to deposit approximately $16,289,000 with the Trustee. For this reason, the Trust determined that it was in the best interest of the Trust and its Shareholders to suspend quarterly distributions (which had been at $.04 per quarter) until such time as the remaining Notes are fully defeased and distributions can be supported from the positive cash flow of the Trust, as measured by its Funds from Operations. In accordance with this policy and with terms of the Indenture, the balance of funds held by the Trustee (approximately $10.2 million) will be used to partially defease the remaining Zero Coupon Notes.

     The Trust has historically qualified as a Real Estate Investment Trust ("REIT") for federal income tax purposes and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined) to the shareholders.

     Pursuant to proxy materials dated March 25, 1994, the Trust has submitted for Shareholder approval a proposal to merge the Trust into American Industrial Properties REIT, Inc., a Maryland corporation and wholly owned subsidiary of the Trust (the "Company"), at a Special Meeting of Shareholders to be held on May 10, 1994. Under the proposal (a) every five Shares will be converted into one share of Common Stock of the Company, par value $0.01 per share ("Common Stock"); (b) persons that will hold a fractional share in the Company after the merger must either (i) pay to the Company an amount equal to the fraction necessary to round upward to a whole share of Common Stock times the opening price of the Company's Common Stock on the first trading date after the consummation of the merger (the "Opening Price") and the fractional share shall be rounded upward to the nearest whole share of Common Stock or (ii) permit the Company to purchase the fractional share at a price equal to the fraction owned times the Opening Price; (c) all rights and obligations of the Trust will be assumed by the Company; and (d) the executive officers of the Trust immediately prior to the merger shall become the executive officers of the Company and Messrs. Bricker and Wolcott will serve as directors of the Company. Only Shareholders of record on March 4, 1994 are entitled to notice of and to vote at the Special Meeting. The consummation of the merger is subject to receipt of the approval of holders of 66 2/3% of the outstanding Shares.

REVENUE AND LOSSES FROM REAL ESTATE OPERATIONS

     The breakdown of revenue and loss from real estate operations for the fiscal years ended December 31, 1993, 1992, and 1991 is as follows ($ in thousands):

                                                           1993         1992         1991
                                                         --------     --------     --------
    Rents and reimbursements from unaffiliated tenants:
      Retail...........................................  $  3,182     $  3,126     $  3,320
      Industrial.......................................     6,944       11,783       12,885
                                                         --------     --------     --------
                                                         $ 10,126     $ 14,909     $ 16,205
    Short-term investment income.......................       515          230          283
                                                         --------     --------     --------
    Total revenue......................................    10,641       15,139       16,488
    Real estate expenses...............................   (13,329)     (18,443)     (19,555)
    Administrative expenses............................    (2,433)      (1,321)      (1,348)
    Provision for possible losses on real estate.......        --      (14,094)      (9,371)
                                                         --------     --------     --------
    Loss from real estate operations...................  $ (5,121)    $(18,719)    $(13,786)
                                                         --------     --------     --------
                                                         --------     --------     --------

GEOGRAPHIC ANALYSIS OF REVENUE

     The geographic breakdown of the Trust's rents and tenant reimbursements for the fiscal years ended December 31, 1993, 1992, and 1991 is as follows ($ in thousands):

                            MARKET                           1993        1992        1991
    ------------------------------------------------------  -------     -------     -------
    Baltimore industrial..................................  $   597     $   578     $   610
    Charlotte industrial(*)...............................      (10)      2,866       3,205
    Dallas industrial.....................................    1,628       2,626       2,831
    Denver retail.........................................    3,182       3,126       3,320
    Ft. Lauderdale industrial.............................      451         511         703
    Houston industrial....................................    1,391       2,272       2,481
    Los Angeles industrial................................      916         893         910
    Milwaukee industrial..................................      700         787         869
    Minneapolis industrial................................      684         680         727
    Seattle industrial....................................      587         570         549
                                                            -------     -------     -------
    Total rents and tenant reimbursements.................  $10,126     $14,909     $16,205
                                                            -------     -------     -------
                                                            -------     -------     -------

- ---------------

(*) The Charlotte property was sold during the fourth quarter of 1992.

COMPETITION AND CONFLICTS OF INTEREST

     The Trust owns industrial properties in Baltimore, Dallas, Ft. Lauderdale, Houston, Los Angeles, Milwaukee, Minneapolis, and Seattle, and one retail property in Denver. The principal methods of competition in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not enjoyed by the Trust.

     TCC Entities, which provide leasing and management services for most of the Trust's properties, also own and/or manage space in each market in which the Trust owns property. The Trust has access to the managerial skills, experience, and relationships of TCC Entities in the markets where TCC Entities provide such services. Although the Trust Managers currently believe that this access will benefit the Trust, TCC Property Managers also have relationships and interests that may conflict with the interest of, and may have an adverse impact on, the Trust in certain circumstances. Various steps have been taken in structuring the Trust to ameliorate the effect of these potential conflicts of interest while at the same time preserving the Trust's access to the benefits provided by the relationship with TCC Entities. In general, the steps taken are: (i) a requirement that all agreements and other transactions in which TCC Entities have an interest be approved by the Trust Managers, and (ii) a compensation system tying the incentives of the TCC Property Managers to the performance of the properties. There can be no assurance, however, that any potential conflict between the interests of the Trust and any TCC Entity having a relationship with the Trust will be resolved in favor of the Trust.

EMPLOYEES

     The Trust currently employs six people on a full-time basis. Information regarding executive officers of the Trust is set forth in Item 10 of Part III of this Form 10-K and is incorporated in this Item 1 by reference.

ITEM 2. PROPERTIES

     As of December 31, 1993, the Trust owned fifteen real estate properties consisting of fourteen industrial developments and one enclosed specialty retail mall. The Trust sold a total of three properties during December 1992 and January 1993 and purchased one property in December 1993. Information related to the properties owned by the Trust as of December 31, 1993, physical occupancy, leased occupancy, and related mortgage indebtedness is presented below. Physical occupancy differs from leased occupancy primarily in that leased occupancy includes space in the property for which leases have been signed, but the lease term has not yet commenced.

PROPERTY DESCRIPTIONS

Baltimore Industrial

  Patapsco Industrial Center

          Patapsco Industrial Center is a five-building, two phase industrial park located in Linthicum Heights, Maryland, a suburb of Baltimore. The project comprises approximately 95,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 86%. As of March 25, 1994, the property was 87% occupied and 89% leased.

          The Trust is the 99.99% general partner of the limited partnership that currently owns Patapsco Industrial Center. This interest entitles the Trust to 100% of the income generated by the project, 100% of any appreciation in the value of the project, and 99.99% of the return of capital in any sale of the project. The remaining interest in the limited partnership is a limited partner's interest. The limited partner has no rights to participate in the management of Patapsco Industrial Center.

          Patapsco Industrial Center is subject to a first mortgage with a principal amount outstanding of $1,429,000 as of December 31, 1993.

Dallas Industrial

  Beltline Business Center

          Beltline Business Center consists of three industrial buildings located in Irving, Texas, a suburb of Dallas, that are 100% finished for office space and that together comprise approximately 60,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 75%. As of March 25, 1994, the property was 77% occupied and 77% leased.

  Gateway 5 and 6

          Gateway 5 and 6 consists of two industrial buildings located in Irving, Texas comprising approximately 79,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 79%. As of March 25, 1994, the property was 72% occupied and 89% leased.

  Northgate II

          Northgate II consists of four industrial buildings located within a 21-building industrial park in Dallas, Texas. The project consists of approximately 236,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 94%. As of March 25, 1994, the property was 100% occupied and 100% leased.

  Northview Distribution Center

          Northview Distribution Center consists of two industrial buildings located in Dallas, Texas. The project consists of approximately 175,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 100%. As of March 25, 1994, the property was 100% occupied and 100% leased.

Denver Retail

  Tamarac Square

          Tamarac Square, located in Denver, Colorado, consists of an enclosed specialty retail mall of approximately 139,000 net rentable square feet with an adjacent convenience center of approximately 33,000 net rentable square feet, two free-standing buildings of approximately 8,000 net rentable square feet each, a separate free-standing building of approximately 9,000 net rentable square feet and two ground leases comprising approximately 4.91 acres. During 1993, the Trust completed a $2 million renovation of Tamarac Square. As of December 31, 1993, physical occupancy was 88%. As of March 25, 1994, the property was 88% occupied and 89% leased.

          Tamarac Square is subject to a mortgage with a principal amount outstanding of $1,213,000 as of December 31, 1993. The mortgage encumbers only the convenience center.

Ft. Lauderdale Industrial

  Quadrant Center

          Quadrant Center consists of two industrial buildings situated on approximately 5.4 acres of land located in Deerfield Beach, a suburb of Ft. Lauderdale, Florida. The project comprises approximately 73,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 100%. As of March 25, 1994, the property was 92% occupied and 92% leased.

          Quadrant is subject to a mortgage with a principal amount outstanding of $1,200,000 as of December 31, 1993.

Houston Industrial

  Plaza Southwest

          Plaza Southwest consists of five industrial buildings in Houston, Texas comprising approximately 149,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 91%. As of March 25, 1994, the property was 83% occupied and 83% leased.

  Commerce Park

          Commerce Park consists of two industrial buildings in Houston, Texas comprising approximately 87,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 61%. As of March 25, 1994, the property was 61% occupied and 61% leased.

  Westchase Park

          Westchase Park consists of two industrial buildings in Houston, Texas comprising approximately 47,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 100%. As of March 25, 1994, the property was 77% occupied and 100% leased.

Los Angeles Industrial

  Huntington Drive Center

          Huntington Drive Center consists of a two-story office building and an industrial building comprising approximately 62,000 square feet of net rentable space located in Monrovia, California, a suburb of Los Angeles. As of December 31, 1993, physical occupancy was 83%. As of March 25, 1994, the property was 94% occupied and 94% leased.

Milwaukee Industrial

  Northwest Business Park

          Northwest Business Park consists of three industrial buildings comprising approximately 143,000 square feet of net rentable space located in Menomonee Falls, Wisconsin, a suburb of Milwaukee. As of December 31, 1993, physical occupancy was 98%. As of March 25, 1994, the property was 98% occupied and 98% leased.

          Phase I of Northwest Business Park is subject to a first mortgage with a principal amount outstanding of $1,342,000 as of December 31, 1993.

Minneapolis Industrial

  Burnsville

          Burnsville consists of one industrial building comprising approximately 46,000 square feet of net rentable space in a three-building industrial and office park located in Burnsville, Minnesota, a suburb of Minneapolis. As of December 31, 1993, physical occupancy was 68%. As of March 25, 1994, the property was 86% occupied and 86% leased.

          Burnsville is subject to a first mortgage with a principal amount outstanding of $1,973,000 as of December 31, 1993. This mortgage is recourse to the Trust. The mortgage matured in 1992, and the Trust exercised its option to renew the mortgage for three additional years by making certain payments to the lender and fulfilling certain other conditions.

  Cahill

          Cahill consists of one industrial building comprising approximately 60,000 square feet of net rentable space located in Edina, Minnesota, a suburb of Minneapolis. As of December 31, 1993, physical occupancy was 100%. As of March 25, 1994, the property was 100% occupied and 100% leased.

Seattle Industrial

  Springbrook Business Park

          Springbrook Business Park consists of one industrial building located in Kent, Washington, a suburb of Seattle, comprising approximately 81,000 square feet of net rentable space. As of December 31, 1993, physical occupancy was 85%. As of March 25, 1994, the property was 91% occupied and 91% leased.

OTHER ENCUMBRANCES ON THE PROPERTIES

     Each of the properties is subject to a mortgage securing the Zero Coupon Notes (a "Mortgage"), as required by the Indenture. In the case of Tamarac Square, Burnsville, Northwest Business Park, and Quadrant Center, the Mortgage is a second lien. In the case of Patapsco Industrial Center, the Mortgage is a lien on the Trust's partnership interest. For all other properties, the Mortgage is a first lien.

ITEM 3. LEGAL PROCEEDINGS.

     The Trust is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     No matters were submitted to a vote of the Shareholders of the Trust, through the solicitation of proxies or otherwise, in the fourth quarter of the fiscal year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR SHARES AND RELATED SHAREHOLDER MATTERS

     The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol IND. The following table sets forth for the periods indicated the high and low per Share closing sale price of the Trust's Shares, and the cash distributions declared per Share:

                          QUARTER ENDED                         HIGH     LOW     DISTRIBUTIONS
    ----------------------------------------------------------  ----     ---     -------------
    December 31, 1993.........................................  3 1/4     2           .04
    September 30, 1993........................................  2 3/8    1 7/8        .04
    June 30, 1993.............................................  2 1/2     2           .04
    March 31, 1993............................................    3      1 3/4        .04
    December 31, 1992.........................................    2      1 1/2        .04
    September 30, 1992........................................  2 1/8    1 3/4        .04
    June 30, 1992.............................................  2 1/4    1 7/8        .04
    March 31, 1992............................................  2 5/8    1 3/4        .08

     As of March 25, 1994, the closing sale price per Share on the New York Stock Exchange was $2.125. On such date, there were 9,075,400 outstanding Shares held by approximately 2,308 Shareholders of record.

     In December 1993, the Trust announced a suspension of quarterly distributions to Shareholders pending the completion of certain refinancing transactions (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth historical financial information for the Trust and should be read in conjunction with the Financial Statements of the Trust and the Notes thereto.

                                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                          1993(A)       1992(B)       1991(C)         1990          1989
                                                         ----------    ----------    ----------    ----------    ----------
                                                                       ($ IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  Revenues.............................................    $ 10,641      $ 15,139      $ 16,488      $ 17,744      $ 17,824
  Loss from real estate operations(d)..................      (5,121)      (18,719)      (13,786)       (4,484)       (2,708)
  Net loss(d)..........................................      (7,867)      (17,593)       (9,162)       (2,626)       (2,708)
BALANCE SHEET DATA:
  Total assets.........................................    $ 88,297      $110,446      $147,877      $169,465      $173,143
  Total long-term debt, net of unamortized discount....      57,078        68,578        87,141        94,666        90,343
  Shareholders' equity.................................      28,851        38,171        57,579        70,507        79,486
OTHER DATA:
  Funds from (used by) Operations(e)...................     $  (590)     $  2,852      $  8,308      $  9,032      $  9,522
PER SHARE DATA:
  Loss from real estate operations.....................    $  (0.57)     $  (2.06)     $  (1.52)     $  (0.49)     $  (0.30)
  Net loss.............................................       (0.87)        (1.94)        (1.01)        (0.29)        (0.30)
  Book value...........................................        3.18          4.21          6.34          7.77          8.76
  Distributions paid...................................        0.16          0.20          0.42          0.70          0.98
Number of shares outstanding...........................   9,075,400     9,075,400     9,075,400     9,075,400     9,075,400

- ---------------

(a) The Trust sold one of its properties in the first quarter of 1993, thus operating with only 14 properties until the acquisition of the Northview Distribution Center in December 1993.
(b) The Trust sold two of its properties in the fourth quarter of 1992, thus operating with only 15 properties for the remainder of the year.
(c) On December 30, 1990, the Trust sold two of its 19 original properties, thus operating with only 17 properties during 1991.
(d) Loss from real estate operations and net loss for 1992 and 1991 include provisions for possible losses on real estate of $14,094,000 and $9,371,000, respectively.
(e) Funds from (used by) Operations is computed based on the definition adopted by the National Association of Real Estate Investment Trusts, which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from (used by) Operations should not be considered by the reader as an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The 1991-1992 changes in the Trust's debt structure from primarily zero coupon debt to current pay debt negatively impacts Funds from (used by) Operations as the amortization of the zero coupon debt has been previously added back to net income in computing Funds from (used by) Operations, whereas the current pay interest incurred on the notes replacing the zero coupon debt is not added back. The two properties sold during the fourth quarter of 1992 contributed a total of $2,111,000 to the Trust's 1992 Funds from Operations. The property sold in January of 1993 contributed a total of $815,000 to the Trust's 1992 Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Below is a summary of net income and funds from operations for the Trust for the years ended December 31, 1993, 1992 and 1991. Management believes that the presentation of Funds from Operations will enhance the reader's understanding of the Trust's financial condition because it provides the reader with an additional measure of the Trust's operating performance which excludes nonrecurring activities (i.e., gains or losses from debt restructuring and sales of property) as well as certain non-cash items (i.e., depreciation and amortization). Funds from Operations is disclosed for the purpose of providing readers with additional information with which to compare performance. Funds from Operations, however, should not be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of Funds from Operations is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (the Trust adds back the amortization of the original issue discount on its Zero Coupon Notes due 1997), and after adjustments for unconsolidated partnerships and joint ventures ("Funds from Operations").

                                                                     YEAR ENDING
                                                                     DECEMBER 31,
                                                                     ------------
                                                          1993           1992          1991
                                                         -------     ------------     -------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)
    Net Loss...........................................  $(7,867)      $(17,593)      $(9,162)
    Net Loss Per Share.................................  $  (.87)      $  (1.94)      $ (1.01)
    Funds From Operations..............................  $  (590)      $  2,852       $ 8,308

  Comparison of 1993 to 1992

     The net loss in 1993 declined to $7,867,000 from $17,593,000 in 1992 due in part to provisions for possible losses on real estate recognized in 1992 in the amount of $14,094,000. The benefit from the absence of these provisions in 1993 was partially offset by the extraordinary loss recognized by the Trust in 1993 in the amount of $2,530,000 as a result of a partial in-substance defeasance of the Trust's Zero Coupon Notes (see discussion under Liquidity and Capital Resources). In addition, the Trust recognized extraordinary gains in 1992 in the amount of $1,910,000 related to the repurchase of Zero Coupon Notes which caused a favorable impact to 1992 net loss when compared to 1993. The remaining variance in net loss between 1993 and 1992 of approximately $2.5 million (greater loss in 1993 than 1992 after considering the previous items) can be attributed to the sales of the Woodland Industrial Park in Charlotte, North Carolina and the Southland industrial property in Houston, Texas, at the end of 1992, and the sale of the Royal Lane Business Park in Dallas, Texas in January, 1993, as well as the incremental administrative costs attributable to the termination fee paid to the Advisor in the amount of $435,000 as further discussed below and the proxy solicitation effort to remove the finite life restriction of the Trust in the amount of approximately $250,000. On a same property basis, rental revenues remained flat during the year, although in the third and fourth quarter, the Trust began to see some strengthening in the leasing markets in most of the areas in which the Trust operates in terms of both traffic and rental rates (other than in Southern California). Same property occupancy improved to 89% at December 31, 1993 from 88% at December 31, 1992.

     The Trust terminated its Advisory Agreement with the Advisor effective June 12, 1993. In accordance with the terms of the Advisory Agreement, a one-time termination fee of $435,000 was paid to the Advisor on June 12, 1993. The Trust is now self-administered and employs six full-time employees to conduct and administer the business affairs of the Trust.

     The overall costs to the Trust over time under self-administration related to managerial, administrative and other services are expected to be lower than fees previously paid to the Advisor under the Advisory Agreement. For example, under self-administration, the Trust will be able to provide, through its management group, certain services, including restructuring activities and certain transaction services, without the need to pay the fees previously provided for in the Advisory Agreement.

  Comparison of 1992 to 1991

     The Trust had a net loss of $17,593,000 in 1992 compared to a net loss of $9,162,000 in 1991. The 1992 net loss included provisions for possible losses in value of real estate of $14,094,000, an extraordinary gain from partial repurchases of Zero Coupon Notes of $1,910,000 and a net loss on sales of real estate of $784,000. Excluding the 1992 and 1991 provisions for possible losses, the extraordinary gains, and the gain or loss on sales of real estate, the net loss would have been $4,625,000 and $4,415,000 in 1992 and 1991, respectively. Net loss before extraordinary gain and gain or loss on sales of real estate was $18,719,000 in 1992 and $13,786,000 in 1991.

     In 1992 and 1991, the Trust recorded provisions for possible losses on real estate of $14,094,000 and $9,371,000, respectively, to reflect the Trust's assets at the lower of depreciated cost or net realizable value, as defined by the Trust's accounting policies. Declines in estimated market values were primarily attributable to declines in rents from several of the Trust's properties. The decline in rents was attributed to general economic conditions affecting markets in which the properties owned by the Trust are located. It is management's belief that such rents have stabilized and that continuing declines in the near future are unlikely.

     Total revenue decreased to $15,139,000 in 1992 from $16,488,000 in 1991. Average occupancy levels were the same in both years, at 89%; however, the sales of the Southland and Woodland properties negatively impacted revenue and earnings. Total real estate expenses, excluding $14,094,000 and $9,371,000 of provisions for possible losses on real estate, in 1992 and 1991, respectively, decreased to $19,764,000 in 1992 from $20,903,000 in 1991 primarily as a result of the sales of the Southland and Woodland properties.

LIQUIDITY AND CAPITAL RESOURCES

     The principal source of funds for the Trust's liquidity requirements is funds generated from operations of the Trust's real estate assets and unrestricted cash reserves. As of December 31, 1993, the Trust had $1,119,000 in unrestricted cash on hand. The Trust presently anticipates that cash on hand and Funds from Operations will provide sufficient funds for all known liabilities and commitments relating to the Trust's operations during 1994. However, certain discretionary uses of the Trust's cash, including: (i) the costs of the Trust's reorganization into a Maryland corporation via merger (estimated at approximately $400,000, see below); (ii) the loss of the income producing ability of the $10.2 million expected to be used to defease Zero Coupon Notes (see discussion below); and (iii) certain capitalized leasing costs (such as leasing commissions and tenant improvements), will likely require that the Trust seek alternative sources of financing in 1994.

     Management is currently negotiating with lenders in an effort to obtain debt to refinance the first and second mortgage liens presently encumbering the Trust's Properties and incremental financing to pursue additional property acquisitions. Presently, no firm commitments to provide additional capital have been obtained from these lenders. If successful, management intends to use the cash to fund current operations and pursue potential debt or equity capital. Presently, the Trust must seek a waiver from the lender under its 8.8% Notes Payable in order to borrow funds in excess of those necessary to retire the principal amount of outstanding secured debt. There can be no assurance that management will be able to obtain such debt financing and if successful, that the lender on the 8.8% Notes Payable would consent to the borrowing of funds in excess of the amount necessary to retire the principal amount of outstanding secured debt.

     The retirement of all secured debt (inclusive of the Zero Coupon Notes due
1997) would make available to the Trust a portion of the cash presently held in the Defeasance Account by the Indenture Trustee, estimated to be at least $6 million, without requiring the consent of the lender on the 8.8% Notes Payable. Management may seek the 8.8% Notes Payable lender's consent in order to borrow additional funds with which to acquire property. There can be no assurance that the lender would grant such consent.

     Based on its current liquidity position, the Trust currently intends to make the semi-annual interest payment due in May 1994 to the lender on the 8.8% Notes Payable. In the event the Trust is forced to default on the unsecured debt obligation, the Trust expects to continue to operate and will continue to seek to: (a) restructure the terms of the unsecured debt obligation; (b) generate sufficient funds from operations in order to bring the Trust current on the unsecured debt obligation; or (c) obtain financing to fund the deficiency in the debt service on the unsecured obligation. In the event of a default, the lender on the 8.8% Notes Payable may declare the entire balance of the 8.8% Notes due and payable and could seek a judgment against the Trust to enforce such a claim.

     Distributions made and declared during 1993 in the amount of $1,453,000 ($.16 per share), have been paid out of cash reserves of the Trust. In December, 1993, the Trust Managers announced the suspension of the Trust's quarterly dividend in order to redirect the Trust's resources to the ultimate defeasance of the Trust's Zero Coupon Notes due in 1997 (see discussion below).

     The initial capitalization of the Trust included $179,698,000 face amount of Zero Coupon Notes due November 27, 1997 secured by first liens on all of the Trust's initial investments. Amortization of the original issue discount on the Zero Coupon Notes is a non-cash charge against net income of the Trust, compounding semiannually at 12% (see the Notes to Financial Statements for additional detail concerning the Zero Coupon Notes). During 1991 and 1992, the Trust repurchased a substantial amount of the Zero Coupon Notes, decreasing the remaining face amount outstanding to a total of $20,011,000. Subsequent to September 30, 1993, the Trust Managers authorized management to utilize the Trust's available cash reserves to provide liquidity for the repurchase of outstanding Zero Coupon Notes at their accreted value from Noteholders desiring to sell their Notes and unable to find a market for them. In 1993, the Trust acquired $520,000 face amount of the Zero Coupon Notes at their accreted value. No other purchases of significance are planned at this time, however, should the Trust identify an opportunity to purchase significant amounts of the Zero Coupon Notes at a discount to their defeasance amount (the amount that would be required to Defease the Notes under the Indenture), additional purchases may be made out of cash reserves of the Trust.

     Pursuant to the terms of the Indenture covering the Trust's Zero Coupon Notes due 1997, prior to November 27, 1993 (the "Defeasance Commencement Date"), the Trust was required to deposit the net proceeds of any property sale or refinancing into a Property Acquisition Account administered by the Trustee to the extent deemed necessary or appropriate by the Trust Managers to secure the interests of the Noteholders. Prior to the Defeasance Commencement Date, funds in the Property Acquisition Account could be used to make additional investments as allowed under the Trust's By-Laws. After the Defeasance Commencement Date, any remaining funds in the Property Acquisition Account must be used to defease the holders of the remaining Zero Coupon Notes. Subsequent to September 30, 1993, the Trust reinvested all of the funds held in the Property Acquisition Account (approximately $13.6 million) into short-term commercial paper and Treasury Notes which are pledged as additional collateral to the Noteholders. Of these invested funds, which matured in February 1994, approximately $10.2 million will be used to partially defease the Zero Coupon Notes. The result of a partial defeasance of the Zero Coupon Notes would be a reduction in the accreted value of the Zero Coupon debt on the Trust's balance sheet from approximately $13.0 million to approximately $4.7 million, with a loss of approximately $2.5 million being recognized by the Trust. As previously discussed above, it is the Trust's intent to seek additional debt or equity capital to defease the remaining Zero Coupon Notes (approximately $6,100,000) in 1994. There can be no assurance, however, that the Trust will be able to raise such debt or equity capital and, if so, on what terms.

     On December 10, 1993, pursuant to a court order directing the Indenture Trustee to release certain of these funds, the Trust acquired a 175,000 square foot multi-tenant distribution center in Dallas for a purchase price of approximately $3,400,000. Consistent with all of the properties owned by the Trust, the acquired property is pledged under a first mortgage lien and Deed of Trust to the Noteholders. Management believes the acquisition will further enhance Funds from Operations of the Trust in fiscal 1994. The property is 100% occupied and expected 1994 rental revenues are approximately $450,000.

     In acquiring its existing Properties, the Trust assumed a total of $8,075,000 in mortgage debt, of which $7,157,000 remained outstanding as of December 31, 1993. The debt service on the Trust's mortgages amounts to approximately $800,000 annually (see the Notes to Financial Statements for additional detail concerning the terms of the mortgage notes payable).

     In accordance with the terms of the Trust's 8.8% Notes payable due 1997, the Trust paid its first installment of accrued interest on the 8.8% Notes on May 27, 1993 in the amount of $1,974,000 (see the Notes to Financial Statements for additional discussion regarding the terms of the 8.8% Notes). Accrued interest in the amount of approximately $1,990,000 will be payable each May and November until these 8.8% Notes become due in November 1997.

     Tenant and capital improvements were $1,414,000 for the year ended December 31, 1993 as compared to $3,379,000 for the same period of 1992. The improvements during 1992 primarily related to renovations under way at the Trust's Tamarac Square retail property in Denver, Colorado. Current year capital expenditures relate primarily to leasing activity, including tenant improvements and lease commissions arising from the new lease with The GAP at Tamarac Square. The nature of the Trust's operating Properties, which generally provide for leases with a term of between three and seven years, results in an approximate turnover rate of 20% of the Trust's tenants annually (generally representing a similar proportion of the Trust's rental revenues). This requires capital outlays for re-leasing related to tenant improvements and leasing commissions in an amount of approximately $1.3 million annually in order to maintain the Trust's occupancy at or above historical levels. These costs have historically been funded out of the Trust's operating cash flow, however, should cash generated from operations be insufficient to provide the funds necessary to lease and re-lease the Trust's Properties in 1994, the Trust may seek to obtain financing for a portion of these costs. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and re-leasing activity. No capital improvements or renovations of significance are anticipated in the near future for any of the Trust's Properties.

     Management believes that the Trust's successful conversion from a finite-life entity required to liquidate in 1997 to a perpetual-life entity (which was announced after the Trust received in excess of the required 80% positive vote of all Shareholders on October 22, 1993) should enhance the Trust's ability to take advantage of the capital and investment markets available to real estate investment trusts. Management intends to pursue a strategy which should lower the Trust's cost of capital and enable the Trust to make additional investments in industrial real estate. This can be accomplished through raising additional equity and/or obtaining financing from various sources, including the public or private markets. At this time, however, management has obtained no commitments for funding or underwriting additional equity or debt financing and there can be no assurances that these sources of capital will become available in the future. Management believes that the reorganization of the Trust into a Maryland corporation is a necessary step towards a future financial restructuring because it removes existing barriers of the Trust's organization to obtaining additional capital by increasing the authorized shares and allowing for different classes of equity capital, among other things. Concurrent with this reorganization, management will continue to pursue capital raising opportunities. However, there can be no assurances that such equity capital or debt financing will be available to the Company upon its reorganization into a Maryland corporation or if available, whether the terms of such equity capital or debt financing will be acceptable.

     On January 12, 1994, the Trust incorporated American Industrial Properties REIT, Inc. (the "Company"), a Maryland corporation as its wholly owned subsidiary. The Trust intends to seek the approval of the required 66 2/3% of its Shareholders to merge with and into the Company (the "Merger"). Management has estimated the cost of completing the Merger at approximately $400,000.

     The Trust Managers have determined that it is in the best interest of the Trust and its Shareholders to suspend quarterly distributions to Shareholders until such time as the remaining Zero Coupon Notes are fully defeased and distributions can be supported from the available Funds from Operations of the Trust.

OTHER MATTERS

     On January 8, 1993, the Trust sold its Royal Lane Business Park in Dallas, Texas. The sales price was $7,500,000, and the net proceeds of approximately $1,800,000, after reduction for the existing first mortgage loan and the related sales costs, were deposited into the Property Acquisition Account under the terms of the Zero Coupon Note Indenture. In 1992, Royal Lane contributed approximately $200,000 to the net cash flow of the Trust.

     As discussed above, the Trust has suspended quarterly distributions to Shareholders until such time as the remaining Notes are fully defeased and distributions can be supported from the available Funds from Operations of the Trust. In the event that the Trust does not refinance its existing debt or raise additional equity capital, it is unlikely that the Trust will make any distributions to Shareholders during 1994. Distributions to Shareholders are charges against Shareholders' equity, and therefore, Shareholders' equity will continue to decrease due to distributions made and net losses incurred by the Trust. Distributions in excess of taxable net income, or to the extent of net loss, constitute a return of capital to Shareholders. For federal income tax purposes, the taxable portion of distributions is determined on a calendar year basis, and is computed based on actual distributions for the year. It is presently estimated that the entire amount of the distributions paid by the Trust in 1993 will constitute a return of capital.

     Management has been notified of the possible existence of underground contamination at Tamarac Square, the Trust's Denver retail Property. The source of the possible contamination is apparently related to petroleum underground storage tanks located on an adjacent property. This adjacent property was placed on Colorado's list of leaking underground storage tanks. A second potential source of contamination is a nearby tract on which a service station was formerly operated. The owner of the adjacent property is currently conducting studies under the direction of the Colorado Department of Health in an attempt to define the contamination and institute an appropriate plan to address the situation. At this time, management does not anticipate any exposure to the Trust relative to this issue.

RECENT DEVELOPMENTS

     Effective February 7, 1994, the Board of Directors of the Company authorized, contingent upon approval of the Merger, the issuance of rights ("Rights") to each Stockholder following the Merger. As currently contemplated, each Stockholder will be entitled to receive one Right for each share of Common Stock owned on a record date to be determined by the Board of Directors. The Rights, if issued, will entitle the Stockholders to purchase additional shares of Common Stock at a price below the then-current market price, such price to be set by the Board of Directors at the time of issuance. Such Rights would be exercisable for a fixed period of time that has yet to be determined. Although the Board of Directors has authorized the issuance of the Rights, the Board of Directors may, in its sole discretion, determine in the future not to issue the Rights based upon current or anticipated market and economic conditions or other factors.

     Pursuant to proxy materials dated March 25, 1994, the Trust has submitted for Shareholder approval a proposal to merge the Trust into American Industrial Properties REIT, Inc., a Maryland corporation and wholly owned subsidiary of the Trust (the "Company"), at a Special Meeting of Shareholders to be held on May 10, 1994. Under the proposal (a) every five Shares will be converted into one share of Common Stock of the Company, par value $0.01 per share ("Common Stock"); (b) persons that will hold a fractional share in the Company after the merger must either (i) pay to the Company an amount equal to the fraction necessary to round upward to a whole share of Common Stock times the opening price of the Company's Common Stock on the first trading date after the consummation of the merger (the "Opening Price") and the fractional share shall be rounded upward to the nearest whole share of Common Stock or (ii) permit the Company to purchase the fractional share at a price equal to the fraction owned times the Opening Price; (c) all rights and obligations of the Trust will be assumed by the Company; and (d) the executive officers of the Trust immediately prior to the merger shall become the executive officers of the Company and Messrs. Bricker and Wolcott will serve as directors of the Company. Only Shareholders of record on March 4, 1994 are entitled to notice of and to vote at the Special Meeting. The consummation of the merger is subject to receipt of the approval of holders of 66 2/3% of the outstanding Shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years of the Trust and subsequent thereto, the Trust has not experienced any changes in or disagreements with its independent auditors.

                                   PART III.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE TRUST

     The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions are as follows:

              NAME               AGE              POSITION(S) AND OFFICE(S) HELD
    -------------------------    ---     -------------------------------------------------
    W. H. Bricker                 62     Trust Manager
    George P. Jenkins             79     Trust Manager
    Charles W. Wolcott            41     Trust Manager, President and Chief Executive
                                         Officer
    David B. Warner               35     Vice President and Chief Operating Officer
    Marc A. Simpson               39     Vice President and Chief Financial Officer,
                                         Secretary and Treasurer

          WILLIAM H. BRICKER, Trust Manager. Mr. Bricker has served as President of D.S. Energy Services Incorporated and has consulted in the energy field and international trade since 1987. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May, 1987. Mr. Bricker is a director of the LTV Corporation, the Eltech Systems Corporation and the National Paralysis Foundation. He received his Bachelor of Science and Masters of Science degrees from Michigan State University.

          GEORGE P. JENKINS, Trust Manager. Mr. Jenkins is a consultant to W.R. Grace and Co. In 1980, Mr. Jenkins retired as chairman of Metropolitan Life Insurance Company. Mr. Jenkins is a director of W.R. Grace and Co.

          CHARLES W. WOLCOTT, Trust Manager, President and Chief Executive Officer. Mr. Wolcott was hired as the President and Chief Executive Officer of the Trust on May 4, 1993. For the six months immediately prior to his election as President of the Trust, Mr. Wolcott was engaged in developing various personal business enterprises. Mr. Wolcott was President and Chief Executive Officer of Trammell Crow Asset Services, a real estate asset and portfolio management affiliate of Trammel Crow Company, from 1990 to 1992. He served as Vice President and Chief Financial and Operating Officer of the Trust from 1988 to 1991. From 1988 to 1990, Mr. Wolcott was a partner in Trammell Crow Ventures Operating Partnership. Prior to joining the Trammell Crow Company in 1984, Mr. Wolcott was President of Wolcott Corporation, a firm engaged in the development and management of commercial real estate properties. Mr. Wolcott graduated from the University of Texas at Austin in 1975 with a Bachelor of Science degree and received a Masters of Business Administration degree from Harvard University in 1977.

          DAVID B. WARNER, Vice President and Chief Operating Officer. Mr. Warner was hired as Vice President and Chief Operating Officer of the Trust on May 24, 1993. From 1989 through the date of his accepting a position with the Trust, Mr. Warner was Director of the Equity Investment Group for The Prudential Realty Group. From 1985 to 1989, he served in the Real Estate Banking Group of NCNB Texas National Bank. Mr. Warner graduated from the University of Texas at Austin in 1981 with a degree in Finance and received a Masters of Business Administration from the same institution in 1984.

          MARC A. SIMPSON, Vice President and Chief Financial Officer, Secretary and Treasurer. Mr. Simpson was hired as the Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and the Trust on March 7, 1994. From November 1989 through March 4, 1994, Mr. Simpson was a Manager in the Financial Advisory Services Group of Coopers & Lybrand. Prior to that time, he served as Controller of Pacific Realty Corp., a real estate development company. Mr. Simpson graduated with a Bachelor of Business Administration from Midwestern State University in 1978, and received a Masters of Business Administration from Southern Methodist University in 1990.

     The Trust Managers have two committees, the Audit Committee and the Compensation Committee. Messrs. Bricker and Jenkins are the sole members of each committee. Both the Audit and Compensation Committees include only members independent of management who are free from any relationship that, in the opinion of the Trust Managers, would interfere with the exercise of their independent judgment. The Audit Committee appoints the independent public accountants for the Trust subject to the approval of the Shareholders at the Annual Meeting and consults with the accountants on the Trust's audited financial statements and on the efficacy of the Trust's internal control systems. The Compensation Committee establishes guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors, including review of compensation to executive officers of comparable entities.

ITEM 11. EXECUTIVE COMPENSATION

     In fiscal 1993, the Trust paid each of the Trust Managers a fee of $15,000 per year for services as a Trust Manager plus $1,000 for each meeting of the Trust Managers or a committee of the Trust Managers attended in person. In addition, the Trust Managers were reimbursed for their expenses incurred in connection with their duties as Trust Managers. Mr. Wolcott did not receive any compensation for his services as a Trust Manager.

     The following table sets forth certain information regarding the compensation paid to the Trust's Chief Executive Officer since the commencement of his employment with the Trust on March 23, 1993 through December 31, 1993:

                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                       NAME AND                         FISCAL    --------------------------------
                  PRINCIPAL POSITION                     YEAR      SALARY         BONUS     OTHER
- ------------------------------------------------------  ------    --------       -------    ------
Charles W. Wolcott
  President and Chief Executive Officer...............   1993     $115,000(1)    $50,000    $4,463

- ---------------

(1)  Mr. Wolcott's annualized salary for 1993 was $150,000.

     No other executive officer's salary and bonus exceeded $100,000 for fiscal 1993. No executive officers or Trust Managers were granted Share options by the Trust.

     The Trust has adopted a Retirement and Profit Sharing Plan (the "Profit Sharing Plan") for the benefit of employees of the Trust. Employees who were employed by the Trust on November 1, 1993, and who have attained the age of 21 are immediately eligible to participate in the Profit Sharing Plan. All other employees of the Trust are eligible to participate in the Plan after they have completed one year of service with the Trust and attained the age of 21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the number of Trust Shares beneficially owned by (a) each person (including any "group" as that term is used in Section 13(d) of the Exchange Act) who is known by the Trust to own beneficially 5% or more of the Shares, (b) each Trust Manager, (c) each executive officer of the Trust, and (d) all executive officers of the Trust and Trust Managers as a group.

                                                         AMOUNT OF SHARES
                                                        BENEFICIALLY OWNED
                                                         AS OF MARCH 16,       PERCENTAGE OF SHARES
     NAMES OF BENEFICIAL OWNERS                                1994                OUTSTANDING
    ----------------------------                        ------------------     --------------------
      W. H. Bricker.............                                2,000                     *
      George P. Jenkins.........                                  500                     *
      Charles W. Wolcott........                               15,500                     *
      David B. Warner...........                                   --                    --
      Marc A. Simpson...........                                   --                    --
      American Holdings, Inc.
         376 Main Street
         Bedminster, New Jersey
         07921..................                              645,000                 7.107%(1)
      All Trust Managers and
         executive officers as a
         group..................                               18,000                  0.20%

- ---------------

  *  Ownership is less than 1% of the outstanding Shares.

(1) This information was obtained from Amendment No. 2 to the Schedule 13D of American Holdings, Inc. dated March 16, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust acquired fourteen of its properties from various TCC Entities during 1985 and 1986. The Trust hires third party property managers to manage the operations of its properties. Most of the properties owned by the Trust are managed by TCC Entities.

     Pursuant to the property management agreements, the property managers are paid a base management fee, leasing commissions, compensation for certain other services provided, and incentive fees. In 1993, the aggregate payments made to TCC Entities pursuant to such property management agreements totaled approximately $835,000.

     In its capacity as the former Advisor to the Trust, a TCC entity was paid $716,000 in advisory fees in 1993, including a one-time termination fee of $435,000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K.

     (b) Reports on Form 8-K:

     The following is the date and description of the events reported on Form 8-K during the quarter ended December 31, 1993:

          DATE FILED               DATE OF EARLIEST EVENT
           WITH SEC                 REPORTED ON FORM 8-K                DESCRIPTION
- --------------------------    -----------------------------  --------------------------------
       December 17, 1993              December 2, 1993         Item 5. Property acquisition/
                                                                    dividend suspension

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        -----
Independent Auditors' Report........................................................... F-2
Financial Statements:
  Statements of Operations for the years ended December 31, 1993, 1992, and 1991....... F-3
  Balance Sheets as of December 31, 1993 and 1992...................................... F-4
  Statements of Changes in Shareholders' Equity for the years ended December 31, 1993,
     1992,
     and 1991.......................................................................... F-5
  Statements of Cash Flows for the years ended December 31, 1993, 1992, and 1991....... F-6
  Notes to Financial Statements........................................................ F-7
Financial Statement Schedule:
  XI - Real Estate and Accumulated Depreciation........................................ F-15
  Notes to Schedule XI................................................................. F-16

     All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included herein or is not applicable or required.

                          INDEPENDENT AUDITORS' REPORT

To the Trust Managers and Shareholders of
  American Industrial Properties REIT:

     We have audited the Financial Statements and the Financial Statement Schedule of American Industrial Properties REIT (formerly Trammell Crow Real Estate Investors) (the "Trust"), listed in the Index on page F-1 of this Form 10-K. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Industrial Properties REIT as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information required to be set forth therein.

KENNETH LEVENTHAL & COMPANY
Dallas, Texas
February 15, 1994

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1993        1992        1991
                                                              --------    --------    --------
REVENUES
  Rents.....................................................  $   7,811   $  11,908    $  12,995
  Tenant Reimbursements.....................................      2,315       3,001        3,210
  Interest Income...........................................        515         230          283
                                                              ---------   ---------    ---------
                                                                 10,641      15,139       16,488
                                                              ---------   ---------    ---------
REAL ESTATE EXPENSES
  Amortization of original issue discount on Zero Coupon
     Notes
     due 1997...............................................      1,391       3,356        8,456
  Depreciation and amortization.............................      3,140       4,190        4,267
  Interest on 8.8% Notes payable due 1997...................      3,981       4,024           --
  Interest on mortgages payable.............................        683       1,370        1,528
  Property Operating Expenses:
     Property taxes.........................................      1,408       2,139        2,140
     Property management fees, including payments to
       affiliates
       of the Advisor of $598, and $686 in 1992 and 1991,
       respectively.........................................        422         621          686
     Utilities..............................................        458         549          489
     Repairs and maintenance................................      1,248       1,183        1,147
     Other property operating expenses......................        598       1,011          842
  Administrative expenses:
     Fees paid to Advisor...................................        716         565          594
     Trust administration and overhead......................      1,717         756          754
  Provisions for possible losses on real estate.............         --      14,094        9,371
                                                              ---------   ---------    ---------
                                                                 15,762      33,858       30,274
                                                              ---------   ---------    ---------
  Loss from real estate operations..........................     (5,121)    (18,719)     (13,786)
     Gain (loss) on sales of real estate....................       (216)       (784)         304
     Extraordinary gain from partial repurchase of Zero
       Coupon
       Notes payable........................................         --       1,910        4,320
     Extraordinary loss on in-substance partial defeasance
       of Zero Coupon Notes payable.........................     (2,530)         --           --
                                                              ---------   ---------    ---------
NET LOSS....................................................  $  (7,867)  $ (17,593)   $  (9,162)
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
PER SHARE DATA
  Loss from real estate operations..........................  $   (0.57)  $   (2.06)   $   (1.52)
  Gain (loss) on sales of real estate.......................      (0.02)      (0.09)        0.03
  Extraordinary gain from partial repurchase of Zero Coupon
     Notes payable..........................................         --        0.21         0.48
  Extraordinary loss on in-substance partial defeasance of
     Zero Coupon Notes payable..............................      (0.28)         --           --
                                                              ---------   ---------    ---------
  Net Loss..................................................  $   (0.87)  $   (1.94)   $   (1.01)
                                                              ---------   ---------    ---------
  Distributions Paid........................................  $    0.16   $    0.20    $    0.42
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
  Number of shares outstanding..............................  9,075,400   9,075,400    9,075,400
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
Real Estate, at cost net of writedowns and allowances for
  impairments in value:
     Held for investment...............................................  $103,710     $ 88,530
     Held for sale.....................................................        --       19,506
                                                                         --------     --------
                                                                          103,710      108,036
     Accumulated depreciation..........................................   (19,315)     (18,036)
                                                                         --------     --------
Net real estate........................................................    84,395       90,000
                                                                         --------     --------
Cash and Cash Equivalents:
  Unrestricted.........................................................     1,119        5,893
  Restricted...........................................................        --       11,886
                                                                         --------     --------
                                                                            1,119       17,779
                                                                         --------     --------
Other assets, net......................................................     2,783        2,667
                                                                         --------     --------
                                                                         $ 88,297     $110,446
                                                                         --------     --------
                                                                         --------     --------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  8.8% Notes payable due 1997..........................................  $ 45,239     $ 45,239
  Zero Coupon Notes payable due 1997 ($19,491 and $20,011 due at maturity for 1993 and 1992, respectively), net of unamortized discount and
     in-substance partial defeasance in 1993...........................     4,682       11,267
  Mortgage notes payable...............................................     7,157       12,072
  Accrued interest on 8.8% Notes payable...............................       371          371
  Accounts payable, accrued expenses and other liabilities.............     1,503        2,835
  Tenant security deposits.............................................       494          491
                                                                         --------     --------
     Total Liabilities.................................................    59,446       72,275
                                                                         --------     --------
Commitments and Contingencies
Shareholders' Equity:
  Shares of Beneficial Interest, $0.10 par value; authorized 10,000,000
     Shares; issued and outstanding 9,075,400 Shares...................   125,513      125,513
  Accumulated distributions............................................   (57,729)     (56,276)
  Accumulated loss from operations and extraordinary gains (losses)....   (40,095)     (32,444)
  Accumulated net gain on sales of real estate.........................     1,162        1,378
                                                                         --------     --------
     Total Shareholders' Equity........................................    28,851       38,171
                                                                         --------     --------
                                                                         $ 88,297     $110,446
                                                                         --------     --------
                                                                         --------     --------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                    ACCUMULATED
                                         SHARES OF BENEFICIAL                        LOSS FROM       ACCUMULATED
                                               INTEREST                            OPERATIONS AND    NET GAIN ON
                                         ---------------------     ACCUMULATED     EXTRAORDINARY      SALES OF
                                          NUMBER       AMOUNT     DISTRIBUTIONS         GAIN         REAL ESTATE     TOTAL
                                         ---------    --------    -------------    --------------    -----------    --------
Balance at December 31, 1990...........  9,075,400    $125,513      $ (50,695)        $ (6,169)        $ 1,858      $ 70,507
  Loss before gain on sales of real
    estate and extraordinary gain......                                    --          (13,786)             --       (13,786)
  Gain on sales of real estate.........                                    --               --             304           304
  Extraordinary gain on partial
    repurchases of Zero Coupon Notes...                                    --            4,320              --         4,320
  Distributions to Shareholders........                                (3,766)              --              --        (3,766)
                                         ---------    --------    -------------    --------------    -----------    --------
Balance at December 31, 1991...........  9,075,400     125,513        (54,461)         (15,635)          2,162        57,579
  Loss before loss on sales of real
    estate and extraordinary gain......                                    --          (18,719)             --       (18,719)
  Loss on sales of real estate.........                                    --               --            (784)         (784)
  Extraordinary gain on partial
    repurchases of Zero Coupon Notes...                                    --            1,910              --         1,910
  Distributions to Shareholders........                                (1,815)              --              --        (1,815)
                                         ---------    --------    -------------    --------------    -----------    --------
Balance at December 31, 1992...........  9,075,400     125,513        (56,276)         (32,444)          1,378        38,171
  Loss before loss on sales of real
    estate.............................                                    --           (5,121)             --        (5,121)
  Loss on sales of real estate.........                                    --               --            (216)         (216)
  Extraordinary loss on partial
    defeasance of Zero Coupon Notes....                                    --           (2,530)             --        (2,530)
  Distributions to Shareholders........                                (1,453)              --              --        (1,453)
                                         ---------    --------    -------------    --------------    -----------    --------
Balance at December 31, 1993...........  9,075,400    $125,513      $ (57,729)        $(40,095)        $ 1,162      $ 28,851
                                         ---------    --------    -------------    --------------    -----------    --------
                                         ---------    --------    -------------    --------------    -----------    --------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1993           1992           1991
                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.............................................  $ (7,867)      $(17,593)      $ (9,162)
  Adjustments to reconcile net loss to net cash
     provided by
     (used in) operating activities:
     Amortization of original issue discount on Zero
       Coupon Notes due 1997...........................     1,391          3,356          8,456
     Depreciation and amortization.....................     3,140          4,190          4,267
     Provisions for possible losses on real estate.....        --         14,094          9,371
     Decrease (increase) in other assets...............       (68)           435           (150)
     Increase (decrease) in accounts payable, accrued
       expenses and other liabilities and tenant
       security deposits...............................      (784)           539           (403)
     Extraordinary gain from partial repurchase of Zero
       Coupon Notes payable............................        --         (1,910)        (4,320)
     Extraordinary loss on in-substance partial
       defeasance of Zero Coupon Notes payable.........     2,530             --             --
     Loss (gain) on sales of real estate...............       216            784           (304)
                                                         --------       --------       --------
Net Cash Provided By (Used In) Operating Activities....    (1,442)         3,895          7,755
                                                         --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate...............     6,758         34,125            304
  Acquisition of Northview Distribution Center.........    (3,289)            --             --
  Capitalized improvements and leasing commissions,
     including payments to affiliates of the Advisor of
     approximately $1,041 and $764 in 1992 and 1991,
     respectively......................................    (1,814)        (3,995)        (1,383)
                                                         --------       --------       --------
Net Cash Provided By (Used In) Investing Activities....     1,655         30,130         (1,079)
                                                         --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partial repayment of 8.8% Note payable...............        --         (7,995)            --
  Debt issuance costs..................................        --            (11)            (5)
  Partial repurchase and retirement of Zero Coupon
     Notes.............................................      (316)        (8,745)       (11,107)
  Short-term investment proceeds applied to
     in-substance partial defeasance of Zero Coupon
     Notes.............................................   (10,189)            --             --
  Principal repayments on mortgage notes payable.......    (4,915)        (2,054)          (160)
  Distributions to Shareholders........................    (1,453)        (1,815)        (3,766)
                                                         --------       --------       --------
Net Cash Used In Financing Activities..................   (16,873)       (20,620)       (15,038)
                                                         --------       --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents...   (16,660)        13,405         (8,362)
Cash and Cash Equivalents at Beginning of Period.......    17,779          4,374         12,736
                                                         --------       --------       --------
Cash and Cash Equivalents at End of Period.............  $  1,119       $ 17,779       $  4,374
                                                         --------       --------       --------
                                                         --------       --------       --------
Cash Paid for Interest.................................  $  4,664       $  5,023       $  1,528
                                                         --------       --------       --------
                                                         --------       --------       --------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

  General.

     American Industrial Properties REIT (formerly Trammell Crow Real Estate Investors) (the "Trust") is an equity real estate investment trust which, as of December 31, 1993, owned and operated 15 commercial real estate properties consisting of 14 industrial properties and one retail property. The Trust was formed September 26, 1985, by issuing 13,400 shares to Trammell Crow Company, Inc. for $201,000. On November 27, 1985, the Trust issued 9,062,000 Shares of Beneficial Interest (the "Shares") and commenced operations.

     On April 13, 1993, the Independent Trust Managers gave formal notice of the Trust's intent to terminate the Advisory Agreement with Trammell Crow Ventures, Ltd. (the "Advisor", see Note 2). The Trust converted to self-administration effective June 13, 1993 and began operating under the name American Industrial Properties REIT. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, the Trust's Shareholders approved amendments to the Trust's Declaration of Trust and By-Laws which, amongst other things, officially changed the name of the Trust from Trammell Crow Real Estate Investors to American Industrial Properties REIT and removed the Trust's limited term restriction, converting the Trust from a finite life entity scheduled to liquidate in 1997, to a perpetual life entity.

  Real Estate and Provisions for Possible Losses on Real Estate.

     The Trust carries its real estate at lower of depreciated cost or net realizable value, as defined. Management defines net realizable value for assets held for sale as estimated market value. In determining estimated market value, management considers numerous factors, including market evaluations, the cost of capital, operating cash flows from the property during the projected holding period, and an expected capitalization rate applied to the estimated stabilized net operating income of the specific property.

     The carrying amount of real estate held for investment is reduced when management believes the carrying amount is less than net realizable value, as defined. Management defines net realizable value for assets held for investment as the total of the estimated undiscounted future cash flows from the property. These writedowns are reviewed periodically and any additional writedown determined to be necessary is recorded in the period in which it becomes reasonably estimable.

     Real estate held for investment is reclassified to real estate held for sale when management determines that there is a reasonable probability that the asset will no longer be held for long-term investment and activities begin to offer the property for sale. During 1993, certain properties classified as being held for sale at December 31, 1992 were reclassified to held for investment, consistent with management's intent to continue to hold the properties for investment rather than for sale.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.

  Cash and Cash Equivalents and Restricted Cash.

     Cash equivalents include demand deposits and all highly liquid debt instruments purchased with an original maturity of three months or less.

     According to the terms of the Indenture (the "Indenture") securing the Trust's Zero Coupon Notes due 1997 (the "Zero Coupon Notes"), upon the sale or refinancing of any property prior to the defeasance commencement date (November 27, 1993), the Trust was required to deposit into a Property Acquisition Account such portion of the net proceeds received by the Trust that the Trust Managers deemed necessary or appropriate to protect the interests of the Holders of the Zero Coupon Notes (see Notes 5 and 6). Such

                      AMERICAN INDUSTRIAL PROPERTIES REIT
deposits are shown as restricted cash on the accompanying balance sheet. After November 27, 1993, any proceeds held in the Property Acquisition Account must be placed in another restricted account and be used solely to defease the holders of the remaining Zero Coupon Notes. Subsequent to September 30, 1993, the funds held in the Property Acquisition Account were reinvested by the Trust into short-term commercial paper and Treasury Bills which are pledged as collateral to the Zero Coupon Noteholders. In December 1993, management announced its intent to use the remaining pledged short-term commercial paper and Treasury Bills upon their maturity in 1994 for the partial defeasance of the Zero Coupon Noteholders (see Note 6).

  Issuance Costs of Zero Coupon Notes Payable.

     The issuance costs of the outstanding Zero Coupon Notes are being amortized over 12 years (the life of the Zero Coupon Notes) and include the difference between the proceeds received by the Company from the underwriters and the subsequent offering price to the public for the Zero Coupon Notes.

  Rents and Tenant Reimbursements.

     The Trust leases its retail and industrial properties to tenants under operating leases with expiration dates ranging from 1994 to 2005. Several tenants in the retail property are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage exceeds their base rents. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base. Contractual rent increases or delayed rent starts are recognized ratably over the lease term.

     Tamarac Square, the Trust's only retail property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Tamarac totaled $3,182,000, $3,126,000 and $3,320,000 in 1993, 1992 and 1991, respectively.

  Income Tax Matters.

     The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. The Trust made distributions in 1993, 1992 and 1991, which were all years in which the Trust incurred a taxable loss. Accordingly, no provision for income taxes has been reflected in the financial statements.

     For the year ended December 31, 1993 the Trust has adopted Statement of Financial Accounting Standards ("FAS") No. 109, Accounting For Income Taxes. Since, as discussed above, no tax provision is necessary, the adoption of FAS No. 109 does not affect the Trust's results from operations or financial position in the current or prior years.

     The Trust has a net operating loss carryforward from 1993 and prior years of approximately $22,700,000. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income. Therefore, no tax benefit related to the potential utilization of the net operating loss has been reflected in the financial statements.

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

  Reclassification.

     The Trust has reclassified certain items in the accompanying financial statements in order to (i) present amounts paid directly to the Advisor separately from Trust administration and overhead costs and general and

                      AMERICAN INDUSTRIAL PROPERTIES REIT
administrative costs related to property operations, (ii) separately present accrued interest on the 8.8% Notes payable, and (iii) reflect the portion of the principal paydown related to deferred interest on the 8.8% Notes payable as an interest payment rather than a principal reduction in the 1992 statement of cash flows.

NOTE 2 -- TRANSACTIONS WITH PARTIES IN INTEREST:

  Parties in Interest.

     Trammell Crow Ventures, Ltd. acted as advisor (the "Advisor") to the Trust through June 13, 1993 (see Termination of Advisory Agreement below). Owners of the Advisor are associated with a group of entities engaged in various real estate businesses under the name "Trammell Crow Company" (collectively, the "TCC Entities").

  Termination of Advisory Agreement.

     Effective June 13, 1993, the Trust terminated the Advisory Agreement with the Advisor. Pursuant to the terms of the Advisory Agreement, the Trust paid to the Advisor a one-time termination fee of $435,000 in the second quarter. No additional amounts are due the Advisor. Certain TCC Entities continue to manage twelve of the Trust's fifteen properties, however, these are no longer considered to be related party or party in interest relationships by the Trust.

  Advisory Fees.

     For its services under an advisory agreement, in 1992 and 1991, the Advisor received an annual advisory fee equal to .4375% of the sum of (1) the estimated value of the Trust's real estate investments, as reviewed by an independent appraiser, less the original mortgage balances upon acquisition, and (2) the proceeds from the sale of real estate pending reinvestment. Through December 31, 1992, the Advisor was also entitled to an incentive advisory fee in varying degrees if distributable cash exceeded $11,600,000. For the year commencing January 1, 1993, the Trust Managers established an advisory fee of $500,000 per year. As in previous years, the Advisor was also entitled to reimbursement for costs of providing legal, accounting and financial reporting services.

  Disposition Fees.

     The Trust paid the Advisor a real estate disposition fee equal to 2% of net cash proceeds realized by the Trust from the sale or disposition of any Trust real estate asset, after deduction for any real estate commission paid by the Trust. Disposition fees paid to the Advisor and charged against the gain or loss on sales of real estate were $144,500 in 1993, $711,000 in 1992, and $8,000 in 1991.

  Management Fees.

     Most of the Trust's real estate assets are managed by various TCC Entities (the "TCC Property Managers"). For their services, the TCC Property Managers receive base management fees of approximately 4% of gross income, as defined in the Property Management Agreements, from industrial properties and approximately 5% of gross income, as defined, from the retail property. The TCC Property Managers also receive leasing commissions based on prevailing market rates of 2% to 5% of future rentals to be collected from new tenants and 1% to 4.5% of future rentals from renewal tenants.

  Other Fees.

     The Advisor also received fees for services provided to the Trust that were not required pursuant to the terms of the Advisory Agreement. For its services rendered in connection with the acquisition and refinancing of the Zero Coupon Notes on February 27, 1992 (see Note 4), the Trust Managers approved and the Trust

                      AMERICAN INDUSTRIAL PROPERTIES REIT
paid to the Advisor a fee equal to 1% of the amount paid for the Zero Coupon Notes. This amount, $532,340, was charged against the extraordinary gain from partial repurchase of the Zero Coupon Notes.

NOTE 3 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     The Trust has previously recorded provisions for possible losses on real estate of $14,094,000 and $9,371,000 in 1992 and 1991, respectively. In accordance with the accounting policies of the Trust, such provisions included a reduction of the depreciated cost of real estate held for sale as well as real estate held for investment. At December 31, 1993, all of the Trust's properties were held for investment. If unforeseen factors should cause a reclassification of the Trust's real estate to held for sale, significant adjustments to reduce the depreciated cost of the real estate to net realizable value, as defined, for such assets could be required.

NOTE 4 --8.8% NOTES PAYABLE:

     To finance the February 27, 1992 repurchase of $106,322,000 principal amount at stated maturity ("Face Amount") of Zero Coupon Notes (see Note 5), the Trust issued $53,234,000 of unsecured notes payable due November 1997 (the "8.8% Notes Payable"). These notes bear interest at 8.8% per annum, payable semiannually commencing May 27, 1993. The terms of the 8.8% Notes Payable allow for prepayment, in full or in part, at any time prior to maturity without penalty.

     On December 31, 1992, the Trust used $11,648,000 of the net sales proceeds from the 1992 sales of real estate (see Note 11) to repay $11,553,000 principal amount of the 8.8% Notes Payable. This repayment included the $8,000,000 mandatory repayment which was due in November 1993, and $3,648,000 of accrued interest.

NOTE 5 --ZERO COUPON NOTES PAYABLE:

     The balance of the Zero Coupon Notes due November 27, 1997 increases annually in an amount equal to the amortization of the original issue discount, which is computed at 12% compounding semiannually; the balance is reduced for any Zero Coupon Note repurchases. The Zero Coupon Notes are collateralized by first and second mortgages on the Trust's properties and a security interest in the Trust's partnership interest in one property as well as by certain short-term investments pledged to the Noteholders (see discussion below) as of December 31, 1993. The issuance costs of the outstanding Zero Coupon Notes are amortized over 12 years (the life of the Zero Coupon Notes).

     On March 18, 1991, in two separate transactions, the Trust repurchased an aggregate of $31,297,000 Face Amount of Zero Coupon Notes having an accreted value of $14,415,000 for an aggregate purchase price of $10,060,000. The Trust also acquired an option to repurchase an additional $21,371,000 Face Amount of Zero Coupon Notes at a discount rate of 17.75% compounded semiannually, exercisable in whole or in part prior to December 31, 1992. On May 30, 1991, the Trust repurchased $3,000,000 Face Amount of Zero Coupon Notes having an accreted value of $1,407,000 for an aggregate purchase price of $993,000, pursuant to the option.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The Trust recognized extraordinary gains in 1991 of $4,320,000 from the repurchases of Zero Coupon Notes, determined as follows ($ in thousands):

    Accreted balance of Zero Coupon Notes repurchased........................... $15,822
    Cash paid to repurchase Zero Coupon Notes --
      Restricted Proceeds From Previous Property Sales..........................  (7,863)
      Unrestricted Cash From Operations.........................................  (3,190)
    Bond issuance costs, net of accumulated amortization........................    (395)
    Expenses related to repurchases.............................................     (54)
                                                                                 -------
    Extraordinary gain from partial repurchase of Zero Coupon Notes............. $ 4,320
                                                                                 -------
                                                                                 -------

     On February 27, 1992, the Trust repurchased an aggregate of $106,322,000 Face Amount of Zero Coupon Notes for a purchase price of $53,234,000. The accreted balance of the Zero Coupon Notes was approximately $54,401,000. The entire purchase price was financed by issuing new 8.8% Notes Payable (see Note
4) to the seller of the Zero Coupon Notes. Pursuant to the terms of the Indenture, approximately $21,629,000 Face Amount of these repurchased Zero Coupon Notes are also pledged to the Indenture trustee for the security of the remaining Noteholders. Additionally, in four other separate transactions during February and April 1992, the Trust used cash on hand to repurchase $697,000 Face Amount of Zero Coupon Notes having an accreted value of $356,000 for an aggregate purchase price of $237,000.

     On December 30, 1992, the Trust exercised its remaining option to repurchase an additional $18,371,000 Face Amount of Zero Coupon Notes ($10,341,000 accreted balance) for an aggregate purchase price of $7,968,000. Pursuant to the terms of the Indenture, these Zero Coupon Notes are also pledged to the Indenture trustee for the security of the remaining Noteholders.

     The Trust recognized extraordinary gains totalling $1,910,000 from the 1992 repurchases of the Zero Coupon Notes, determined as follows ($ in thousands):

        Accreted balance of Zero Coupon Notes repurchased.................. $ 65,103
        Principal amount of 8.8% Notes Payable.............................  (53,234)
        Cash paid to repurchase Zero Coupon Notes --
          Restricted Proceeds From Previous Property Sales.................   (7,968)
          Unrestricted Cash From Operations................................     (237)
        Bond issuance costs, net of amortization...........................   (1,214)
        Expenses related to repurchases....................................     (540)
                                                                            --------
        Extraordinary gain from partial repurchases of Zero Coupon Notes... $  1,910
                                                                            --------
                                                                            --------

     During 1993 the Trust repurchased $520,000 face amount of Zero Coupon Notes for approximately their accreted amounts of $316,000. No gain or loss was recognized on the transaction.

     The By-laws of the Trust, the Indenture, and the Note Purchase Agreement related to the 8.8% Notes Payable contain various borrowing restrictions and operating performance covenants. As of December 31, 1993, the Trust is in compliance with all of these restrictions and covenants.

NOTE 6 -- PARTIAL DEFEASANCE OF ZERO COUPON NOTES:

     Due to the restrictions contained in the Zero Coupon Indenture on the use of the approximately $10,189,000 in short-term investments pledged to the Zero Coupon Noteholders, the Trust has announced its intent to utilize these funds to partially defease the Zero Coupon Notes upon maturity of the short-term investments at the end of February, 1994. This has been recognized as an in-substance partial defeasance of the Zero Coupon Notes in the accompanying financial statements as of December 31, 1993, by offsetting the

                      AMERICAN INDUSTRIAL PROPERTIES REIT
restricted cash balance to be used for the defeasance against the related Zero Coupon Notes and by recognizing a loss on the partial defeasance of $2,530,000. It is estimated that an additional $6,100,000 in cash will be required to defease the remaining recorded amount of Zero Coupon Notes as of December 31, 1993. Upon a full defeasance of the Zero Coupon Notes, the Trust will be released from most of the restrictive covenants of the Indenture, including the Zero Coupon Note mortgage liens encumbering substantially all of the Trust's assets.

NOTE 7 -- MORTGAGES PAYABLE:

     Certain of the Trust's properties are subject to first mortgage notes bearing interest at annual rates of 8% to 11%, requiring monthly payments of principal and interest aggregating $67,000 in 1993, and coming due in various years through 2010. Principal payments due for the next five years are $124,000 in 1994, $137,000 in 1995, $1,351,000 in 1996, $166,000 in 1997 and $2,053,000
in 1998. Effective April 30, 1992, the Trust extended, for three years, the maturity date of the loan on one of its Minneapolis properties. In accordance with the applicable loan agreement, the Trust paid to the Lender $92,000 of deferred accrued interest at the date of the Note extension. The principal amount of this mortgage as of December 31, 1992 was $2,141,000. This Note may be extended, subject to certain conditions, by the Trust for one additional three year period. The payoff of this Note in the amount of $1,894,000 is included in the total principal payments due in 1998. In addition to being collateralized by a mortgage on the property, this Note is recourse to the Trust.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters.

     The Trust has been notified of the possible existence of underground contamination at Tamarac Square, the Trust's Denver retail property. The source of the possible contamination is apparently related to underground storage tanks located on an adjacent property. This adjacent property was placed on Colorado's list of leaking underground storage tanks. A second potential source of contamination is a nearby tract on which a service station was formerly operated. The owner of the adjacent property is currently conducting studies under the direction of the Colorado Department of Health in an attempt to define the contamination and institute an appropriate plan to address the situation. At this time, the Trust does not anticipate any exposure relative to this issue. The Trust has not been notified (except with respect to Tamarac Square), and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

  Litigation.

     The Trust is involved in a property lawsuit arising in the normal course of business. In management's opinion, the Trust maintains adequate insurance to cover any potential loss from this suit.

NOTE 9 -- RETIREMENT AND PROFIT SHARING PLAN:

     During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed one year of service are eligible to participate in the plan. The Trust may make annual discretionary contributions to the plan. Plan contributions by the Trust in 1993 were $12,000.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 10 -- RENTAL INCOME:

     Minimum future rentals on noncancellable leases at December 31, 1993 were as follows ($ in thousands):

                                                                              YEAR
                                                                             -------
        1994...............................................................  $ 7,658
        1995...............................................................    6,188
        1996...............................................................    4,547
        1997...............................................................    3,488
        1998...............................................................    2,155
        Thereafter.........................................................    3,899
                                                                             -------
                                                                             $27,935
                                                                             -------
                                                                             -------

NOTE 11 -- GAIN (LOSS) ON SALES OF REAL ESTATE:

     In 1991, $355,000 of a $732,000 escrow established in connection with the sales of two of the Trust's California properties in 1990 was released to the Trust since a portion of the required leasing objectives were achieved. An additional $51,000 in selling expenses was recognized in 1991 associated with these 1990 sales.

     In the second quarter of 1992, the Trust sold one of the 13 buildings in the Woodland Industrial Park in Charlotte, North Carolina. In the fourth quarter of 1992, the Trust sold its Southland Industrial property located in Houston, Texas and the remaining 12 buildings in the Woodland Industrial Park. The net loss recognized in 1992 on these sales is summarized below ($ in thousands):

    Gross selling price.......................................................  $ 35,823
    Cost, net of accumulated depreciation, writedowns and allowances for
      impairments.............................................................   (35,328)
    Selling expenses..........................................................    (1,279)
                                                                                --------
    Loss on sales of real estate..............................................  $   (784)
                                                                                --------
                                                                                --------

     The total net sales proceeds after repayment of the $1,800,000 first mortgage on the Southland property and the related transaction costs were approximately $32,000,000. Pursuant to the terms of the Indenture, these proceeds were deposited in the Trust's Property Acquisition Account. A portion of the proceeds were subsequently used to repurchase a portion of the Trust's Zero Coupon Notes through the exercise of the remaining repurchase option (see
Note 5) and to repay a portion of the 8.8% Notes Payable (see Note 4).

     On January 8, 1993, the Trust sold the Royal Lane Business Park property (one of its real estate assets Held for Sale) located in Dallas, Texas. The net sales proceeds totalled approximately $1,800,000 after repayment of approximately $4,650,000 of first mortgages on the property and the related transaction costs. Pursuant to the Indenture, these net proceeds were deposited in the Trust's Property Acquisition Account. The estimated net loss on the sale of Royal Lane Business Park of $931,000 was reflected in the December 31, 1992 financial statements.

NOTE 12 -- DISTRIBUTIONS:

     The Trust's distributions of $1,453,000 ($.16 per Share) in 1993 and $1,815,000 ($.20 per Share) in 1992 represented a return of capital to Shareholders, to the extent of the Shareholder's basis in the Shares. Of the Trust's total distributions of $3,766,000 ($.42 per Share) in 1991, $122,000 ($.02 per Share) represented taxable income to Shareholders and $3,644,000 ($.40 per Share) represented a return of capital to Shareholders, to the extent of a Shareholder's basis in the shares.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 13 -- PER SHARE DATA:

     Net income per Share is based on 9,075,400 Shares outstanding during all years presented.

NOTE 14 -- PROPERTY ACQUISITION:

     On December 10, 1993, the Trust purchased a 175,000 square foot multi-tenant industrial distribution property in Dallas, Texas for a purchase price and related expenses of $3,400,000 in cash (the "Northview Distribution Center"). The property is encumbered by a first mortgage lien for the benefit of the Zero Coupon Noteholders.

NOTE 15 -- SUBSEQUENT EVENT:

     On January 12, 1994, the Trust incorporated American Industrial Properties REIT, Inc., a Maryland corporation (the "Company") as its wholly owned subsidiary through the purchase of 100 shares of stock for $1,000. The Trust intends to seek the approval of the requisite 66 2/3% of all Shareholders to merge the Trust into the Company through an exchange of the Trust's Shares of Beneficial Interest for the Common Stock of the Company.

                                                           SCHEDULE XI

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ IN THOUSANDS)

                                                                                                                       GROSS
                                                                                                                      AMOUNT
                                         GROSS AMOUNT CARRIED                                                         CARRIED
                                                                                                                        AT
                                                                                                                      DECEMBER
                                            AT ACQUISITION        SUBSEQUENT         RETIREMENTS                      31, 1993
                                        ----------------------      COSTS       ----------------------                -------
                            ENCUM-                 BUILDINGS     CAPITALIZED               BUILDINGS     WRITEDOWNS
                            BRANCES                   AND        ------------                 AND           AND
       DESCRIPTION        AT 12/31/93    LAND     IMPROVEMENTS   IMPROVEMENTS    LAND     IMPROVEMENTS   ALLOWANCES    LAND
- ------------------------- -----------   -------   ------------   ------------   -------   ------------   ----------   -------
INDUSTRIAL PROPERTIES:
  TEXAS --
Commerce Park North.......              $ 1,108     $  4,431        $  315                                $ (2,014)   $   705
Westchase.................                  697        2,787           214                       (74)       (1,158)       465
Plaza Southwest...........                1,312        5,248           433                        (1)                   1,312
Beltline Center...........                1,303        5,213           286                                  (3,516)       600
Gateway 5 & 6.............                  935        3,741           478                                  (1,861)       563
Northgate II..............                2,153        8,612           622                                  (4,122)     1,329
Royal Lane Park...........                2,122        8,489           318       (1,574)      (6,613)       (2,742)         0
Northview.................                  658        2,631                                                              658
  CALIFORNIA --
Huntington Drive..........                1,559        6,237           404                                              1,559
  MARYLAND --
Patapsco I & II...........    1,429       1,147        4,588           285                                              1,147
  MINNESOTA --
Cahill....................                  625        2,498           351                                                625
Burnsville................    1,973         761        3,045           308          (17)                    (1,563)       431
  WASHINGTON --
Springbrook...............                1,008        4,032           219                                    (436)       921
  WISCONSIN --
Northwest.................    1,342       1,296        5,184           604                      (131)                   1,296
  FLORIDA --
Quadrant..................    1,200       1,137        4,549           107                       (63)       (2,337)       670
RETAIL PROPERTY:
  COLORADO --
Tamarac Square............    1,213       6,799       27,194         3,875                                              6,799
Trust Home Office.........                                              14                                                  0
                          -----------   -------   ------------      ------      -------   ------------   ----------   -------
                              7,157     $24,620     $ 98,479        $8,833      $(1,591)    $ (6,882)     $(19,749)   $19,080
                                        -------   ------------      ------      -------   ------------   ----------   -------
                                        -------   ------------      ------      -------   ------------   ----------   -------
ZERO COUPON NOTES.........    4,682
                          -----------
                            $11,839
                          -----------
                          -----------

                                                                                              BUILDING & CAPITAL       TENANT
                                                                                                 IMPROVEMENTS       IMPROVEMENTS
                             BUILDINGS                                                          LIFE ON WHICH       LIFE ON WHICH
                                AND                   ACCUMULATED     DATE OF        DATE      DEPRECIATION IS     DEPRECIATION IS
       DESCRIPTION          IMPROVEMENTS    TOTAL     DEPRECIATION  CONSTRUCTION   ACQUIRED        COMPUTED           COMPUTED
- --------------------------  ------------   --------   -----------   ------------   --------   ------------------   ---------------
INDUSTRIAL PROPERTIES:
  TEXAS --
Commerce Park North.......    $  3,135     $  3,840     $   934         1984         1985             40                  10
Westchase.................       2,001        2,466         595         1983         1985             40                  10
Plaza Southwest...........       5,680        6,992       1,194       1970-74        1985             40                  10
Beltline Center...........       2,686        3,286       1,080         1984         1985             40                  10
Gateway 5 & 6.............       2,730        3,293         887       1984-85        1985             40                  10
Northgate II..............       5,936        7,265       1,898       1982-83        1985             40                  10
Royal Lane Park...........           0            0           0       1980-81        1985             40                  10
Northview.................       2,631        3,289           6         1980         1993             40                  10
  CALIFORNIA --
Huntington Drive..........       6,641        8,200       1,346       1984-85        1985             40                  10
  MARYLAND --
Patapsco I & II...........       4,873        6,020         984       1980-84        1985             40                  10
  MINNESOTA --
Cahill....................       2,849        3,474         612         1981         1986             40                  10
Burnsville................       2,103        2,534         717         1984         1986             40                  10
  WASHINGTON --
Springbrook...............       3,902        4,823         867         1984         1986             40                  10
  WISCONSIN --
Northwest.................       5,657        6,953       1,118       1983-86        1986             40                  10
  FLORIDA --
Quadrant..................       2,723        3,393         835       1984-86        1986             40                  10
RETAIL PROPERTY:
  COLORADO --
Tamarac Square............      31,069       37,868       6,239       1976-79        1985             40                  10
Trust Home Office.........          14           14           3         N/A          1993            N/A                  10
                            ------------   --------   -----------
                              $ 84,630     $103,710     $19,315
                            ------------   --------   -----------
                            ------------   --------   -----------
ZERO COUPON NOTES.........

         The accompanying notes are an integral part of this schedule.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                              NOTES TO SCHEDULE XI
                               DECEMBER 31, 1993

(1) ACQUISITIONS:

     All of the real estate on Schedule XI was acquired for cash, subject to certain encumbrances shown therein, from TCC Entities, except for the Northview property acquired in 1993.

(2) RECONCILIATION OF REAL ESTATE:

     The following table reconciles the Trust's real estate for the years ended December 31, 1993 and 1992.

                                                                           ($ IN THOUSANDS)
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
Balance at beginning of period.........................................  $108,036     $159,841
Additions during period:
  Improvements.........................................................       887        3,945
  Acquisition of Northview Distribution Center.........................     3,289           --
                                                                         --------     --------
                                                                          112,212      163,786
Deductions during period:
  Cost of real estate sold.............................................     8,187       41,415
  Provisions for impairments in value..................................        --       14,094
  Other -- asset retirements...........................................       315          241
                                                                         --------     --------
Balance at close of period.............................................  $103,710     $108,036
                                                                         --------     --------
                                                                         --------     --------

(4) RECONCILIATION OF ACCUMULATED DEPRECIATION:

     The following table reconciles the accumulated depreciation for the years ended December 31, 1993 and 1992.

                                                                            ($ IN THOUSANDS)
                                                                           -------------------
                                                                            1993        1992
                                                                           -------     -------
Balance at beginning of period...........................................  $18,036     $20,804
Additions during period:
  Depreciation provision for period......................................    2,830       3,721
                                                                           -------     -------
                                                                            20,866      24,525
Deductions during period:
  Accumulated depreciation of real estate sold...........................    1,551       6,426
  Other -- asset retirements.............................................       --          63
                                                                           -------     -------
Balance at close of period...............................................  $19,315     $18,036
                                                                           -------     -------
                                                                           -------     -------

(5) TAX BASIS:

     The cost basis of the Trust's real estate for tax purposes at December 31, 1993 is $128,585,000. The basis reported under generally accepted accounting principles has been reduced by the aggregate amounts collected under developers' leases, less management fees paid on such developers' leases, and by reductions for the impairments in value of real estate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1994.

                                     AMERICAN INDUSTRIAL PROPERTIES REIT

                                             /s/  CHARLES W. WOLCOTT
                                                  Charles W. Wolcott,
                                            Trust Manager, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURES                                 TITLE                   DATE
- -----------------------------------------------  -----------------------------  ---------------
               /s/  CHARLES W. WOLCOTT           Trust Manager, President and    March 31, 1994
                    Charles W. Wolcott           Chief Executive Officer
                                                 (principal executive officer)

            *  /s/  W. H. BRICKER                Trust Manager                   March 31, 1994
                    W. H. Bricker

               /s/  MARC A. SIMPSON              Vice President and Chief        March 31, 1994
                    Marc A. Simpson              Financial Officer, Secretary
                                                 and Treasurer (principal
                                                 financial officer)