Form 10-K/A
period 1993-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1994-04-07
CIK 778437

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                      NONE
                                (Title of class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  / X /   NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   / X /

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

     9,075,400 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF MARCH 25, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Item 14 of the Registrant's Form 10-K for the year ended December 31, 1993 is amended to add the following:

    (C)      EXHIBITS:


             Exhibit No.                                 Description
             ----------                                  -----------
                3.1    -   Second Amended and Restated  Declaration of Trust (incorporated herein by reference to Exhibit 4.1  to the Trust's Form 10-Q for  the quarter ended September 30, 1993; File No. 1-9016)

                3.2    -   Second Amended  and Restated Bylaws of the  Trust (incorporated herein by reference to  Exhibit 4.2 to the Trust's Form  10-Q for the quarter ended September 30, 1993; File No. 1-9016)

              * 3.3    -   Resolutions adopted by the Trust Managers Amending  the Second Amended and Restated Bylaws of the Trust

                4      -   Form of Certificate  representing shares of Beneficial Interest of the
                           Trust (incorporated  herein by reference  to Exhibit 4.1  to Amendment
                           No. 3 to  Form S-11 of the Trust dated November  8, 1985; File No. 33-
                           00601)

               10.1    -   Form  of  Employment Agreement  between  the Trust  and  its executive
                           officers    (incorporated  herein  by reference  to  Exhibit  10.1  to
                           Amendment  No. 2 to  Form S-4 of  American Industrial Properties REIT,
                           Inc. (the "Company") dated March 16, 1994; File No. 33-74292)

               10.2    -   Indenture dated  as of November  15, 1985, between  the Trust and  IBJ
                           Schroder Bank  & Trust  Company (incorporated  herein by  reference to
                           Exhibit 10.4 to Form S-4  of the Company dated January 31,  1994; File
                           No. 33-74292)

               10.3    -   401(k)  Retirement and  Profit  Sharing Plan  (incorporated herein  by reference  to Exhibit  10.5 to  Amendment  No. 1  to Form  S-4 of  the
                           Company dated March 4, 1994; File No. 33-74292)

               10.4    -   Note Purchase  Agreement dated  February 27, 1992,  between the  Trust and Manufacturers  Life  Insurance  Company  (incorporated  herein  by reference to  Exhibit 10.6 to  Form S-4  of the Company  dated January
                           31, 1994; File No. 33-74292)

             Exhibit No.                                 Description
             ----------                                  -----------
               10.5    -   Agreement  and  Assignment   of  Partnership  Interest,   Amended  and
                           Restated  Agreement  and   Certificate  of  Limited  Partnership   and
                           Security Agreement  for Patapsco Center -  Linthicum Heights, Maryland
                           (incorporated  herein by reference to Exhibit  10.8 to Amendment No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.6    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for Beltline  Center -  Irving, Texas (incorporated  herein by reference  to  Exhibit 10.9  to Amendment  No. 1  to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.7    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  of  Gateway 5  &  6 -  Irving,  Texas (incorporated  herein by reference  to Exhibit  10.10 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.8    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for  Northgate  II -  Dallas,  Texas  (incorporated  herein by reference  to Exhibit  10.11 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.9    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases   for     Northview   Distribution  Center   -  Dallas,   Texas
                           (incorporated herein by reference   to Exhibit 10.12 to Amendment  No.
                           1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.10   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for   Tamarac  Square   Specialty  Mall  -   Denver,  Colorado
                           (incorporated  herein by  reference to  Exhibit 10.13 to Amendment No.
                           1 to Form S-4 of the Company dated  March 4, 1994; File No. 33-74292)

               10.11   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for  Tamarac  Square  Convenience Center  -  Denver,  Colorado
                           (incorporated herein by reference to Exhibit 10.14 to Amendment  No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

             Exhibit No.                                 Description
             ----------                                  -----------
               10.12   -   Mortgage  with Security Agreement  and Assignment of  Rents and Leases for  Quadrant  -  Deerfield  Beach, Florida  (incorporated  herein  by reference  to Exhibit  10.15 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4,1994; File No. 33-74292)

               10.13   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases for Plaza  Southwest - Houston,  Texas (incorporated herein  by reference  to Exhibit  10.16 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.14   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases for  Commerce Park North - Houston,  Texas (incorporated herein by reference to  Exhibit 10.17 to Amendment  No. 1 to Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.15   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for Westchase  Park - Houston,  Texas (incorporated  herein by reference  to Exhibit  10.18 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.16   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases   for   Huntington   Drive  Center   -   Monrovia,   California
                           (incorporated herein by reference to Exhibit 10.19  to Amendment No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.17   -   Mortgage  with Security Agreement  and Assignment of  Rents and Leases
                           for   Northwest  Business  Park -  Milwaukee, Wisconsin  (incorporated herein by  reference to Exhibit 10.20  to Amendment No. 1  to Form S-4 of the Company dated  March 4, 1994; File No. 33-74292)

               10.18   -   Amended and  Restated Mortgage with Security  Agreement and Assignment of  Rents and Leases for Cahill and Burnsville -  Edina, Minnesota and
                           Burnsville,  Minnesota (incorporated  herein by  reference to  Exhibit
                           10.21 to Amendment  No. 1 to  Form S-4 of the  Company dated March  4,
                           1994; File No. 33-74292)

             Exhibit No.                                 Description
             ----------                                  -----------
               10.19   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for   Springbrook - Kent,  Washington (incorporated  herein by
                           reference  to Exhibit  10.22 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.20   -   Dividend  Reinvestment  Plan  (incorporated  herein  by  reference  to
                           Exhibit  10.23 to  Amendment No. 1  to Form  S-4 of  the Company dated
                           March 4, 1994; File No. 33-74292)



_____________________
  * Filed herewith.

    Item 14 of the Registrant's Form 10-K for the year ended December 31, 1993 is amended to add the following:

    (C)      EXHIBITS:

                                                                                                       Sequentially
             Exhibit No.                                 Description                                   Numbered Page
             ----------                                  -----------                                   -------------
                3.1    -   Second Amended and Restated  Declaration of Trust (incorporated herein by reference to Exhibit 4.1  to the Trust's Form 10-Q for  the quarter ended September 30, 1993; File No. 1-9016)

                3.2    -   Second Amended  and Restated Bylaws of the  Trust (incorporated herein by reference to  Exhibit 4.2 to the Trust's Form  10-Q for the quarter ended September 30, 1993; File No. 1-9016)

              * 3.3    -   Resolutions adopted by the Trust Managers Amending  the Second Amended and Restated Bylaws of the Trust

                4      -   Form of Certificate  representing shares of Beneficial Interest of the
                           Trust (incorporated  herein by reference  to Exhibit 4.1  to Amendment
                           No. 3 to  Form S-11 of the Trust dated November  8, 1985; File No. 33-
                           00601)

               10.1    -   Form  of  Employment Agreement  between  the Trust  and  its executive
                           officers    (incorporated  herein  by reference  to  Exhibit  10.1  to
                           Amendment  No. 2 to  Form S-4 of  American Industrial Properties REIT,
                           Inc. (the "Company") dated March 16, 1994; File No. 33-74292)

               10.2    -   Indenture dated  as of November  15, 1985, between  the Trust and  IBJ
                           Schroder Bank  & Trust  Company (incorporated  herein by  reference to
                           Exhibit 10.4 to Form S-4  of the Company dated January 31,  1994; File
                           No. 33-74292)

               10.3    -   401(k)  Retirement and  Profit  Sharing Plan  (incorporated herein  by reference  to Exhibit  10.5 to  Amendment  No. 1  to Form  S-4 of  the
                           Company dated March 4, 1994; File No. 33-74292)

               10.4    -   Note Purchase  Agreement dated  February 27, 1992,  between the  Trust and Manufacturers  Life  Insurance  Company  (incorporated  herein  by reference to  Exhibit 10.6 to  Form S-4  of the Company  dated January
                           31, 1994; File No. 33-74292)

                                                                                                       Sequentially
             Exhibit No.                                 Description                                   Numbered Page
             ----------                                  -----------                                   -------------
               10.5    -   Agreement  and  Assignment   of  Partnership  Interest,   Amended  and
                           Restated  Agreement  and   Certificate  of  Limited  Partnership   and
                           Security Agreement  for Patapsco Center -  Linthicum Heights, Maryland
                           (incorporated  herein by reference to Exhibit  10.8 to Amendment No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.6    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for Beltline  Center -  Irving, Texas (incorporated  herein by reference  to  Exhibit 10.9  to Amendment  No. 1  to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.7    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  of  Gateway 5  &  6 -  Irving,  Texas (incorporated  herein by reference  to Exhibit  10.10 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.8    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for  Northgate  II -  Dallas,  Texas  (incorporated  herein by reference  to Exhibit  10.11 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.9    -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases   for     Northview   Distribution  Center   -  Dallas,   Texas
                           (incorporated herein by reference   to Exhibit 10.12 to Amendment  No.
                           1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.10   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for   Tamarac  Square   Specialty  Mall  -   Denver,  Colorado
                           (incorporated  herein by  reference to  Exhibit 10.13 to Amendment No.
                           1 to Form S-4 of the Company dated  March 4, 1994; File No. 33-74292)

               10.11   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for  Tamarac  Square  Convenience Center  -  Denver,  Colorado
                           (incorporated herein by reference to Exhibit 10.14 to Amendment  No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

                                                                                                       Sequentially
             Exhibit No.                                 Description                                   Numbered Page
             ----------                                  -----------                                   -------------
               10.12   -   Mortgage  with Security Agreement  and Assignment of  Rents and Leases for  Quadrant  -  Deerfield  Beach, Florida  (incorporated  herein  by reference  to Exhibit  10.15 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4,1994; File No. 33-74292)

               10.13   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases for Plaza  Southwest - Houston,  Texas (incorporated herein  by reference  to Exhibit  10.16 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.14   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases for  Commerce Park North - Houston,  Texas (incorporated herein by reference to  Exhibit 10.17 to Amendment  No. 1 to Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.15   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for Westchase  Park - Houston,  Texas (incorporated  herein by reference  to Exhibit  10.18 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.16   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases   for   Huntington   Drive  Center   -   Monrovia,   California
                           (incorporated herein by reference to Exhibit 10.19  to Amendment No. 1 to Form S-4 of the Company dated March 4, 1994; File No. 33-74292)

               10.17   -   Mortgage  with Security Agreement  and Assignment of  Rents and Leases
                           for   Northwest  Business  Park -  Milwaukee, Wisconsin  (incorporated herein by  reference to Exhibit 10.20  to Amendment No. 1  to Form S-4 of the Company dated  March 4, 1994; File No. 33-74292)

               10.18   -   Amended and  Restated Mortgage with Security  Agreement and Assignment of  Rents and Leases for Cahill and Burnsville -  Edina, Minnesota and
                           Burnsville,  Minnesota (incorporated  herein by  reference to  Exhibit
                           10.21 to Amendment  No. 1 to  Form S-4 of the  Company dated March  4,
                           1994; File No. 33-74292)

                                                                                                       Sequentially
             Exhibit No.                                 Description                                   Numbered Page
             ----------                                  -----------                                   -------------
               10.19   -   Deed  of Trust  with Security  Agreement and  Assignment of  Rents and
                           Leases  for   Springbrook - Kent,  Washington (incorporated  herein by
                           reference  to Exhibit  10.22 to  Amendment No.  1 to  Form S-4  of the
                           Company dated March 4, 1994; File No. 33-74292)

               10.20   -   Dividend  Reinvestment  Plan  (incorporated  herein  by  reference  to
                           Exhibit  10.23 to  Amendment No. 1  to Form  S-4 of  the Company dated
                           March 4, 1994; File No. 33-74292)



_____________________
  * Filed herewith.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 1994.



                           AMERICAN INDUSTRIAL PROPERTIES REIT


                           /s/ CHARLES W. WOLCOTT
                               Charles W. Wolcott
                           Trust Manager, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURES                                  TITLE                          DATE
         ----------                                  -----                          ----
/s/   CHARLES W. WOLCOTT                 Trust Manager, President and             April 7, 1994
      Charles W. Wolcott                 Chief Executive Officer (principal
                                         executive officer)

/s/      W.H. BRICKER                    Trust Manager                            April 7, 1994
         W.H. Bricker

/s/     MARC A. SIMPSON                  Vice president and Chief                 April 7, 1994
        Marc A. Simpson                  Financial Officer, Secretary and
                                         Treasurer (principal financial
                                         officer)