Form 10-Q
period 1994-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1994-08-12
CIK 778437

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________

                                   FORM 10-Q


(Mark One)

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994.................

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _________________ to ________________


                         COMMISSION FILE NUMBER 1-9016
                          ___________________________

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact name of registrant as specified in its charter)


                  TEXAS                            75-6335572
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

     6220 NORTH BELTLINE ROAD, SUITE 205
              IRVING, TEXAS                         75063-2656
   (Address of principal executive offices)         (Zip code)

                                 (214) 550-6053
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X     No
                                                  --------    --------

       9,075,400 Shares of Beneficial Interest were outstanding as of August 8, 1994.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1994


                                     INDEX



                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Statements of Operations for the three months and six months
          ended June 30, 1994 and 1993..................................   3

          Balance Sheets as of June 30, 1994 and December 31, 1993......   4

          Statements of Cash Flows for the six months ended
          June 30, 1994 and 1993........................................   5

          Notes to Financial Statements.................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................   8


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................  10

  Item 4.  Submission of Matters to a Vote of Security Holders..........  10

  Item 6.  Exhibits and Reports on Form 8-K.............................  10

SIGNATURES..............................................................  11

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                            STATEMENT OF OPERATIONS
            (Unaudited, dollars in thousands except per share data)

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                    --------------------    -------------------
                                       1994      1993          1994      1993
                                    ---------  ---------    ---------  ---------
REVENUES
  Rents                               $2,117     $1,858       $4,074     $3,663
  Tenant Reimbursements                  670        604        1,353      1,127
  Interest Income                         89        132          172        276
                                    ---------  ---------    ---------  ---------
                                       2,876      2,594        5,599      5,066
                                    ---------  ---------    ---------  ---------
REAL ESTATE EXPENSES
  Amortization of original issue
   discount on Zero Coupon Notes
   due 1997                              376        347          751        680
  Depreciation and amortization          846        930        1,665      1,593
  Interest on 8.8% notes payable
   due 1997                              992        993        1,974      1,974
  Interest on mortgages payable          171        116          349        291
  Property taxes                         431        397          729        789
  Property management fees               105        102          225        214
  Utilities                              108        104          227        207
  Repairs and maintenance                242        256          498        540
  Other property operating
   expenses                              111         59          248        121
                                    ---------  ---------    ---------  ---------
                                       3,382      3,304        6,666      6,409
  Trust administrative expenses:
    Trust administration and
     overhead                            784        554        1,398        838
    Fees paid to Advisor                   _        534            _        659
                                    ---------  ---------    ---------  ---------
                                       4,166      4,392        8,064      7,906
Loss from real estate operations      (1,290)    (1,798)      (2,465)    (2,840)
  Gain (loss) on sales of real
   estate                                  _          4            _       (234)

                                    ---------  ---------    ---------  ---------
NET LOSS                             ($1,290)   ($1,794)     ($2,465)   ($3,074)
                                    =========  =========    =========  =========

PER SHARE DATA
  Loss from real estate
   operations                         ($0.14)    ($0.20)      ($0.27)    ($0.31)
  Gain (loss) on sales of real
   estate                                  _       0.00            _      (0.03)
                                    ---------  ---------    ---------  ---------
  Net Loss                            ($0.14)    ($0.20)      ($0.27)    ($0.34)
                                    =========  =========    =========  =========

  Distributions Paid                       _      $0.04            _      $0.08
                                    =========  =========    =========  =========

  Number of shares outstanding      9,075,400  9,075,400    9,075,400  9,075,400
                                    =========  =========    =========  =========


  The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                BALANCE SHEETS
                       (Unaudited, dollars in thousands)

                                                                                    JUNE 30,          DECEMBER 31,
                                         ASSETS                                       1994                1993
                                                                                    --------          ------------
Real Estate, at cost net of writedowns for permanent impairments in value           $104,579            $103,710
  Accumulated depreciation                                                           (20,836)            (19,315)
                                                                                    --------            --------
Net real estate                                                                       83,743              84,395

Cash and Cash Equivalents, unrestricted                                                1,083               1,119

Other Assets:
  Issuance costs of Zero Coupon Notes due 1997, net                                      116                 131
  Other assets, net                                                                    2,632               2,652
                                                                                    --------            --------
                                                                                    $ 87,574            $ 88,297
                                                                                    ========            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  8.8% Notes payable due 1997                                                       $ 45,239            $ 45,239
  Zero Coupon Notes payable due 1997 net of unamortized discount
    and in-substance partial defeasance in 1993                                        5,274               4,682
  Mortgage notes payable                                                               7,088               7,157
  Accrued interest on 8.8% Notes payable                                               1,345                 371
  Accounts payable, accrued expenses and other liabilities                             1,725               1,503
  Tenant security deposits                                                               517                 494
                                                                                    --------            --------
    Total Liabilities                                                                 61,188              59,446
                                                                                    --------            --------
Commitments and Contingencies

Shareholders' Equity:
  Shares of Beneficial Interest; authorized 10,000,000 Shares;
    issued and outstanding 9,075,400 Shares                                          125,513             125,513
  Accumulated distributions                                                          (57,729)            (57,729)
  Accumulated loss from operations and extraordinary gains (losses)                  (42,560)            (40,095)
  Accumulated net gain on sales of real estate                                         1,162               1,162
                                                                                    --------            --------
    Total Shareholders' Equity                                                        26,386              28,851
                                                                                    --------            --------
                                                                                    $ 87,574            $ 88,297
                                                                                    ========            ========

  The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                           STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                         1994        1993
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              ($2,465)     ($3,074)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Amortization of original issue discount on
     Zero Coupon Notes due 1997                             751          680
    Depreciation and amortization                         1,664        1,593
    Decrease (increase) in other assets                    (108)        (221)
    Increase in accrued interest on 8.8%
     Notes Payable                                          974            _
    Increase (decrease) in accounts payable,
     accrued expenses and other liabilities
     and tenant security deposits                           245       (1,569)
    Loss (gain) on sales of real estate                       _          234
                                                     -----------  -----------
Net Cash Provided By (Used In) Operating
 Activities                                               1,061       (2,357)
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate                      _        6,723
  Capitalized improvements and leasing
   commissions                                             (869)        (624)
                                                     -----------  -----------
Net Cash (Used In) Provided By Investing
 Activities                                                (869)       6,099
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partial retirement of mortgages payable                     _       (4,802)
  Partial repurchase of Zero Coupon Notes                  (159)           _
  Principal repayments on mortgage notes payable            (69)           _
  Distributions to Shareholders                               _         (726)
                                                     -----------  -----------
Net Cash Used in Financing Activities                      (228)      (5,528)
                                                     -----------  -----------
Net Decrease in Cash and Cash Equivalents                   (36)      (1,786)

Cash and Cash Equivalents at Beginning of Period          1,119       17,779
                                                     -----------  -----------
Cash and Cash Equivalents at End of Period               $1,083      $15,993
                                                     ===========  ===========

Cash Paid for Interest                                   $1,349       $2,265
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in the Trust's Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1993, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Real Estate and Provisions for Possible Losses on Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value, as defined. Management defines net realizable value of assets held for investment as the total of the estimated undiscounted future cash flows from the property. For assets held for sale, management defines net realizable value as estimated market value. Provisions for possible losses are recorded when management determines that the recorded value of real estate is less than net realizable value, as defined. Consistent with management's intention, all real estate at June 30, 1994 is classified as held for investment. Should unforeseen factors cause all or part of the real estate to be classified as held for sale, significant adjustments to reduce the carrying value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years. Lease commissions paid are capitalized and amortized over the term of the related lease.

     Income Taxes. The Trust qualifies as a real estate investment trust (a "REIT") under Federal income tax law as long as it meets certain asset, income, and ownership tests and it distributes 95% of its taxable income annually. No provisions for Federal income taxes have been required or recorded to date.

NOTE 3 - ACQUISITION OF NORTHVIEW DISTRIBUTION CENTER

     In December 1993, the Trust purchased the Northview Distribution Center, a 175,000 square foot multi tenant industrial distribution property in Dallas, Texas. The results of operations for this property are reflected in the three and six month periods ended June 30, 1994.


NOTE 4 - TERMINATION OF ADVISORY AGREEMENT AND REMOVAL OF FINITE-LIFE PROVISION

     In April 1993, the Independent Trust Managers gave formal notice of the Trust's intent to terminate the Advisory Agreement with Trammell Crow Ventures, Ltd. (the "Advisor"). The Trust converted to self-management in June 1993. Pursuant to the terms of the Advisory Agreement, the Trust paid to the Advisor a one-time termination fee of $435,000 in the second quarter of 1993. Most of the Trust's properties are currently managed by affiliates of the former Advisor. This relationship is not considered to be a related party or party-in-interest relationship.

     Pursuant to an Annual Meeting of Shareholders in October 1993, the Trust's Shareholders approved amendments to the Trust's Declaration of Trust and By-Laws which, among other things, officially changed the name of the Trust to American Industrial Properties REIT and removed the limited term restriction of the Trust, thereby making the life of the Trust perpetual.


  NOTE 5  -  PARTIAL DEFEASANCE OF ZERO COUPON NOTES

     In December 1993, the Trust recognized an in-substance partial defeasance of the Zero Coupon Notes by offsetting approximately $10.2 million in restricted funds held by the Trustee for the Noteholders against the balance of the Zero Coupon Notes and by recognizing a loss on the partial defeasance of $2.5 million.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

     Below is a summary of Funds From Operations ("FFO") for the Trust for the three months and six months ended June 30, 1994 and 1993, respectively. Management believes that the presentation of FFO will enhance the reader's understanding of the Trust's financial condition because it provides the reader with an additional measure of the Trust's operating performance which excludes non-recurring activities (i.e., gains or losses from debt restructuring and sales of property) as well as certain non-cash items (i.e., depreciation and amortization) which generally do not immediately impact a real estate concern's operations. Many real estate investment trusts disclose FFO in order to provide readers with additional information with which to compare performance. FFO, however, should not be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (the Trust adds back the amortization of the original issue discount on its Zero Coupon Notes due 1997), and after adjustments for unconsolidated partnerships and joint ventures.


                              For the Three Months Ended     For the Six Months Ended
                                      June 30,                       June 30,
                                1994           1993          1994           1993
                             -----------  --------------  ----------   -------------
    FUNDS FROM OPERATIONS    $(68,000)    $(521,000)(a)   $(49,000)    $(567,000)(a)

    PER SHARE                $  (0.01)    $   (0.06)      $  (0.01)    $   (0.06)

          (a) Funds from operations for the three months and six months ended June 30, 1993 does not reflect the operations of the Northview Distribution Center which was acquired in December 1993. Funds from operations related to the Northview Distribution Center for the three months and six months ended June 30, 1994 were approximately $114,000 and $233,000, respectively.

     Funds from operations for the three months and six months ended June 30, 1994 increased from the same period in 1993 primarily due to (a) the payment of a $435,000 termination fee to the former Advisor to the Trust in the second quarter of 1993, (b) the acquisition of the Northview Distribution Center in December 1993, and (c) increased occupancy and rental rates in the Trust's other properties, notwithstanding an offsetting increase in administrative expenses of the Trust in 1994 related to the proxy contest incurred in connection with the May 1994 Special Meeting of Shareholders.

     Revenues increased by approximately 8% on a same property basis when comparing the six months ended June 30, 1994 to the same period in 1993 due to higher occupancy and rental rates. The overall occupancy of the Trust's portfolio on June 30, 1994 was 92%. On a same property basis, overall occupancy increased from 87% at June 30, 1993 to 91% at June 30, 1994. Operating expenses decreased by approximately 3% on a same property basis when comparing the six months ended June 30, 1994 to the same period in 1993.

     The Trust was managed by an outside Advisor until June 12, 1993, at which time the Trust became self-administered. The Trust currently employs six full-time employees to conduct and manage the business affairs of the Trust. The overall costs to the Trust over time under self-administration related to managerial, administrative and other services are expected to be lower than fees previously paid to the Advisor.

  LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operations of the Trust's real estate assets and
  unrestricted cash reserves.   The Trust may utilize proceeds from short term
  borrowing arrangements, other refinancing transactions, or sales of properties (assuming such alternatives are available and can be consummated) to provide sufficient funds to meet liabilities and commitments relating to the Trust's operations. The Trust continues to pursue a strategy which is intended to lower the Trust's cost of capital and enable the Trust to make additional investments in industrial real estate.

     In accordance with the terms of the 8.8% Notes payable due 1997, interest in the amount of approximately $1,990,000 is payable in May and November of each year. Due to the Trust's liquidity needs arising from tenant finish costs, leasing commissions and non-recurring administrative expenses, an agreement was reached with the noteholder to defer payment of one-half of the interest payment due in May 1994 for three months. Based upon current forecasts, the Trust anticipates that it will have sufficient funds to meet the deferred payment due in August 1994. The Trust also anticipates that a similar arrangement with the noteholder will be required with respect to the regular interest payment due in November 1994. There is no assurance that the Trust will be able to obtain such agreement from the noteholder. Should the Trust default on the November 1994 payment, the noteholder could declare an event of default and seek appropriate remedies available to it in its capacity as an unsecured creditor and under the note agreement. Such an action may force the Trust to pursue alternative strategies to protect the interests of the Shareholders, including seeking protection or other remedies afforded a debtor under applicable law.

     In November 1993, the Trust provided a quarterly distribution to Shareholders of $363,000 ($0.04 per share). In December 1993, the Trust announced the suspension of quarterly distributions to Shareholders in order to utilize cash resources for the defeasance of the remaining Zero Coupon
  Notes (see below).   Even if the remaining Zero Coupon Notes are fully
  defeased, there can be no assurance that such distributions will be reinstated nor, if reinstated, at what amount.

     The initial capitalization of the Trust included $179,698,000 face amount of Zero Coupon Notes due November 27, 1997 secured by first or second liens on all of the Trust's properties. Amortization of the original issue discount on the Zero Coupon Notes is a non-cash charge against net income of the Trust, compounding semiannually at 12%. Through June 30, 1994, the Trust has repurchased a substantial amount of the Zero Coupon Notes, decreasing the face amount of the remaining outstanding Zero Coupon Notes to approximately $19,253,000. Management believes that the defeasance of the remaining Zero Coupon Notes is necessary in order to provide growth and financing alternatives to the Trust. It is anticipated that funds for such a defeasance will be provided by a refinancing of the Trust's properties.

     In acquiring its existing properties, the Trust assumed a total of $8,075,000 in mortgage debt, of which $7,088,000 remained outstanding as of June 30, 1994. The debt service on these mortgages amounted to $202,000 for the quarter ended June 30, 1994.

     Capitalized improvements and leasing commissions were $869,000 for the six months ended June 30, 1994 as compared to $624,000 for the same period in 1993. The higher amount in 1994 is primarily related to continued leasing activity which has led to higher occupancy rates in the Trust's properties.


  OTHER MATTERS

     Consistent with its strategy, the Trust solicited shareholder approval at a Special Meeting of Shareholders on May 10, 1994 to merge the Trust with and into a Maryland corporation which is a wholly owned subsidiary of the Trust. Among other things, this merger proposal would have resulted in five outstanding shares of the Trust being converted into one share of common stock in the corporation, significant increases in the authorized shares of common stock, the authorization of preferred stock, and implementation of a staggered board of directors. The largest shareholder of the Trust solicited proxies in opposition to this plan. On May 24, 1994, it was announced that insufficient votes had been cast for approval of the proposal.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     The Trust is not a party to any pending material legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     Pursuant to a Special Meeting of Shareholders held May 10, 1994, a proposal to merge the Trust with and into a Maryland corporation which is a wholly owned subsidiary of the Trust was voted on. The certified vote total, presented at a continuance of the Shareholder Meeting on May 24, 1994, was as follows: 3,555,423 For, 3,043,781 Against, and 124,711 Abstain. The proposal, which required approval by two-thirds of all outstanding shareholders, did not pass.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None

          (b)   Reports on Form 8-K

          Item 5. On April 7, 1994, a Form 8-K was filed related to an amendment to the Trust's By-Laws eliminating the requirement for annual appraisals of the market value of the Trust's real estate investments. No financial statements were filed in connection therewith.

          Item 4. On May 26, 1994, a Form 8-K was filed indicating that the Trust had hired Ernst & Young as its new independent auditors. There were no disagreements with the predecessor auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          Item 5. On May 26, 1994, a Form 8-K was filed regarding an agreement with the major unsecured lender to the Trust. The agreement stipulated that approximately one-half of the $1,974,164 semi-annual interest payment due May 24, 1994 could be deferred until August 26, 1994 and that certain additional interest would accrue if the payment of the deferred amount was made after June 27, 1994.

          Item 5. On June 7, 1994, a Form 8-K was filed relating to an increase in the number of Trust Managers to four, an amendment to the Trust's By-Laws clarifying that existing Trust Managers may fill a Trust Manager vacancy created by an increase in the number of Trust Managers, and the appointment of Raymond A. Hay as a Trust Manager. These actions were contingent upon the acceptance by Mr. Hay of his appointment as a Trust Manager. Mr. Hay accepted his appointment on June 6, 1994.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 12, 1994


                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                   (Registrant)


                             /s/     MARC A. SIMPSON
                    -----------------------------------------------
                                     Marc A. Simpson,
                       Vice President and Chief Financial Officer
                      (principal accounting and financial officer)