Form 10-Q
period 1994-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1994-10-28
CIK 778437

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q


(Mark One)

   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994................

                                       OR

   o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________________ to _______________


                         COMMISSION FILE NUMBER 1-9016
                         _____________________________

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X    No _____
                                                  -------

       9,075,400 Shares of Beneficial Interest were outstanding as of October 25, 1994.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                     INDEX


                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION


   Item 1.  Financial Statements

            Statements of Operations for the three months and nine months ended September 30, 1994 and 1993...............................3

            Balance Sheets as of September 30, 1994 and December 31, 1993...4

            Statements of Cash Flows for the nine months ended
            September 30, 1994 and 1993.....................................5

            Notes to Financial Statements...................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................8


PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securityholders..............10

   Item 6.  Exhibits and Reports on Form 8-K................................10


SIGNATURES..................................................................11



                      AMERICAN INDUSTRIAL PROPERTIES REIT

                           STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands except per share data)

                                                      Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                   ----------------------------      ----------------------------
                                                       1994            1993              1994            1993
                                                   ------------    ------------      ------------    ------------
REVENUES
   Rents                                                $2,103          $1,987            $6,177          $5,649
   Tenant Reimbursements                                   683             612             2,036           1,739
   Interest Income                                         108             138               280             414
                                                   ------------    ------------      ------------    ------------
                                                         2,894           2,737             8,493           7,802
                                                   ------------    ------------      ------------    ------------

REAL ESTATE EXPENSES
    Amortization of original issue discount on
        Zero Coupon Notes due 1997                         404             351             1,155           1,031
    Depreciation and amortization                          846             746             2,511           2,340
    Interest on 8.8% notes payable due 1997              1,024           1,003             2,998           2,977
    Interest on mortgages payable                          171             231               520             522
    Property taxes                                         370             356             1,099           1,145
    Property management fees                               105             100               330             313
    Utilities                                              134             129               361             336
    Repairs and maintenance                                259             304               757             748
    Other property operating expenses                       80             206               328             470
                                                   ------------    ------------      ------------    ------------
                                                         3,393           3,426            10,059           9,882
    Trust administrative expenses:
        Trust administration and overhead                  407             392             1,805           1,125
        Fees paid to Advisor                                 -               -                 -             716
                                                   ------------    ------------      ------------    ------------
                                                         3,800           3,818            11,864          11,723

Loss from real estate operations                          (906)         (1,081)           (3,371)         (3,921)

     Gain (loss) on sales of real estate                     -              29                 -            (205)
                                                   ------------    ------------      ------------    ------------

NET LOSS                                                 ($906)        ($1,052)          ($3,371)        ($4,126)
                                                   ============    ============      ============    ============


PER SHARE DATA
    Loss from real estate operations                    ($0.10)         ($0.12)           ($0.37)         ($0.43)
    Gain (loss) on sales of real estate                      -            0.00                 -           (0.02)
                                                   ------------    ------------      ------------    ------------
    Net  Loss                                           ($0.10)         ($0.12)           ($0.37)         ($0.45)
                                                   ============    ============      ============    ============

    Distributions Paid                                     -             $0.04               -             $0.12
                                                   ============    ============      ============    ============


    Number of shares outstanding                     9,075,400       9,075,400         9,075,400       9,075,400
                                                   ============    ============      ============    ============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                BALANCE SHEETS
                       (Unaudited, dollars in thousands)


                                                                               September 30,        December 31,
                        ASSETS                                                     1994                1993
                                                                               ------------        ------------
Real Estate, at cost net of writedowns for permanent impairments in value        $104,661             $103,710
    Accumulated depreciation                                                      (21,602)             (19,315)
                                                                               ------------        ------------
Net real estate                                                                    83,059               84,395

Cash and Cash Equivalents, unrestricted                                             1,192                1,119

Other Assets:
    Issuance costs of Zero Coupon Notes due 1997, net                                 108                  131
    Other assets, net                                                               2,534                2,652
                                                                               ------------        ------------

                                                                                  $86,893              $88,297
                                                                               ============        ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    8.8% Notes payable due 1997                                                   $45,239              $45,239
    Zero Coupon Notes payable due 1997 net of unamortized discount
       and in-substance partial defeasance in 1993                                  5,679                4,682
    Mortgage notes payable                                                          7,060                7,157
    Accrued interest on 8.8% Notes payable                                          1,382                  371
    Accounts payable, accrued expenses and other liabilities                        1,509                1,503
    Tenant security deposits                                                          544                  494
                                                                               ------------        ------------
      Total Liabilities                                                            61,413               59,446
                                                                               ------------        ------------

Commitments and Contingencies

Shareholders' Equity:
    Shares of Beneficial Interest; authorized 10,000,000 Shares;
       issued and outstanding 9,075,400 Shares                                    125,513              125,513
    Accumulated distributions                                                     (57,729)             (57,729)
    Accumulated loss from operations and extraordinary gains (losses)             (43,466)             (40,095)
    Accumulated net gain on sales of real estate                                    1,162                1,162
                                                                               ------------        ------------
      Total Shareholders' Equity                                                   25,480               28,851
                                                                               ------------        ------------

                                                                                  $86,893              $88,297
                                                                               ============        ============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                           STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                               -------------------------------------
                                                                                    1994                   1993
                                                                               --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                         ($3,371)               ($4,126)
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Amortization of original issue discount on Zero
       Coupon Notes due 1997                                                         1,155                  1,031
     Depreciation and amortization                                                   2,511                  2,340
     Decrease (increase) in other assets                                               (83)                  (117)
     Increase in accrued interest on 8.8% Notes Payable                              1,011                    -
     Increase (decrease) in accounts payable, accrued expenses
        and other liabilities and tenant security dep                                   56                   (312)
     Loss (gain) on sales of real estate                                                  -                   205
                                                                               --------------         --------------

Net Cash Provided By (Used In) Operating Activities                                  1,279                   (979)
                                                                               --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate                                                -                   6,749
  Capitalized improvements                                                             (951)               (1,107)
                                                                               -------------          --------------

Net Cash (Used In) Provided By Investing Activities                                    (951)                5,642
                                                                               --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partial retirement of mortgages payable                                               -                  (4,830)
  Partial repurchase of Zero Coupon Notes                                              (158)                  -
  Principal repayments on mortgage notes payable                                        (97)                  -
  Distributions to Shareholders                                                          -                 (1,090)
                                                                               --------------         -------------

Net Cash Used In Financing Activities                                                  (255)               (5,920)
                                                                               --------------         --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     73                (1,257)

Cash and Cash Equivalents at Beginning of Period                                      1,119                17,779
                                                                               --------------         --------------

Cash and Cash Equivalents at End of Period                                           $1,192               $16,522
                                                                               ==============         ==============



Cash Paid for Interest                                                               $2,507                $2,497
                                                                               ==============         ==============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)



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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Real Estate and Provisions for Possible Losses on Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value, as defined. Management defines net realizable value of assets held for investment as the total of the estimated undiscounted future cash flows from the property. For assets held for sale, management defines net realizable value as estimated market value. Provisions for possible losses are recorded when management determines that the recorded value of real estate is less than net realizable value, as defined. Consistent with management's intention, all real estate at September 30, 1994 is classified as held for investment. Should unforeseen factors cause all or part of the real estate to be classified as held for sale, significant adjustments to reduce the carrying value of such properties could be required.

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

NOTE 3 - ACQUISITION OF NORTHVIEW DISTRIBUTION CENTER

         In December 1993, the Trust purchased the Northview Distribution Center, a 175,000 square foot multi tenant industrial distribution property in Dallas, Texas. The results of operations for this property are reflected in the three and nine month periods ended September 30, 1994.


NOTE 4 - TERMINATION OF ADVISORY AGREEMENT AND REMOVAL OF FINITE-LIFE PROVISION

         In April 1993, the Independent Trust Managers gave formal notice of the Trust's intent to terminate the Advisory Agreement with Trammell Crow Ventures, Ltd. (the "Advisor"). The Trust converted to self-administration in June 1993. Pursuant to the terms of the Advisory Agreement, the Trust paid to the Advisor a one-time termination fee of $435,000 in the second quarter of 1993. Most of the Trust's properties are currently managed by affiliates of the former Advisor. This relationship is not considered to be a related party or party-in-interest relationship.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Below is a summary of Funds From Operations ("FFO") for the Trust for the three months and nine months ended September 30, 1994 and 1993, respectively. Management believes that the presentation of FFO will enhance the reader's understanding of the Trust's financial condition because it provides the reader with an additional measure of the Trust's operating performance which excludes non-recurring activities (i.e., gains or losses from debt restructuring and sales of property) as well as certain non-cash items (i.e., depreciation and amortization) which generally do not immediately impact a real estate concern's operations. Many real estate investment trusts disclose FFO in order to provide readers with additional information with which to compare performance. FFO, however, should not be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (the Trust adds back the amortization of the original issue discount on its Zero Coupon Notes due 1997), and after adjustments for unconsolidated partnerships and joint ventures.

                                    For the Three Months Ended                 For the Nine Months Ended
                                           September 30,                              September 30,
                                        1994          1993                        1994            1993
                                        ----          ----                       -----            ----

           FUNDS FROM OPERATIONS       $344,000      $16,000 (a)                $295,000       $(550,000) (a)

           PER SHARE                     $0.04        $0.00                       $0.03          $(0.06)


          (a) Funds from operations for the three months and nine months ended September 30, 1993 does not reflect the operations of the Northview Distribution Center which was acquired in December 1993. Funds from operations related to the Northview Distribution Center for the three months and nine months ended September 30, 1994 were approximately $104,000 and $341,000, respectively.

     Funds from operations for the nine months ended September 30, 1994 increased from the same period in 1993 primarily due to (a) the payment of a $435,000 termination fee to the former Advisor to the Trust in the second quarter of 1993, (b) the acquisition of the Northview Distribution Center in December 1993, and (c) increased occupancy and rental rates in the Trust's other properties, notwithstanding an offsetting increase in administrative expenses of the Trust in 1994 related to the proxy contest incurred in connection with the May 1994 Special Meeting of Shareholders. Funds from operations will be negatively impacted by the $14,500,000 financing (described below under Liquidity and Capital Resources) as it will require current monthly payments of principal and interest while replacing the Trust's outstanding zero coupon notes which accrete at 12.7% and do not require current monthly payments.

     The overall occupancy of the Trust's portfolio on September 30, 1994 was 93%. On a same property basis, overall occupancy increased from 87% at September 30, 1993 to 92% at September 30, 1994. Net operating income increased by approximately 9% on a same property basis when comparing the nine months ended September 30, 1994 to the same period in 1993. This increase resulted from increased revenues due to higher occupancy and rental rates as well as decreased operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operations of the Trust's real estate assets and
unrestricted cash reserves.   The Trust may utilize proceeds from short term
borrowing arrangements, other refinancing transactions (including the financing transaction with AMRESCO Capital Corporation described below), or sales of properties (assuming such alternatives are available and can be consummated) to provide sufficient funds to meet liabilities and commitments relating to the Trust's operations. The Trust continues to pursue a strategy which is intended to lower the Trust's cost of capital and enable the Trust to make additional investments in industrial real estate.

     On October 17, 1994, the Trust announced that it had entered into a financing commitment with AMRESCO Capital Corporation in the amount of $14,500,000. The financing, which is contingent upon credit underwriting, due diligence and other customary closing conditions and criteria, has a maturity of seven years with a 25-year amortization and provides the Trust with the option of either a fixed or variable rate of interest. The financing will be secured by a first lien on two of the Trust's properties. The proceeds from this financing will be used to defease the Trust's outstanding zero coupon notes and refinance an existing first lien mortgage. The defeasance of the outstanding zero coupon notes will provide approximately $7,000,000 in net funds to the Trust upon release of cash reserves currently securing the zero coupon notes. The net funds received by the Trust will be available for working capital requirements and general corporate purposes, including acquisition of additional industrial properties.

     In accordance with the terms of the 8.8% Notes payable due 1997, interest in the amount of approximately $1,990,000 is payable in May and November of each year. Due to the Trust's liquidity needs arising from tenant finish costs, leasing commissions and non-recurring administrative expenses, an agreement was reached with the noteholder to defer payment of one-half of the interest payment due in May 1994 for three months. The amount deferred was paid on August 30, 1994. Should the financing transaction with AMRESCO Capital Corporation fail to close, a similar agreement with the noteholder will be required with respect to the regular interest payment due in November 1994. At this time, there is no assurance that such an agreement will be granted by the noteholder. Should the Trust default on the November 1994 payment, the noteholder could declare an event of default and seek appropriate remedies available to it in its capacity as an unsecured creditor and under the note agreement. Such an action may force the Trust to pursue alternative strategies to protect the interests of the Shareholders, including seeking protection or other remedies afforded a debtor under applicable law.

     In November 1993, the Trust provided a quarterly distribution to Shareholders of $363,000 ($0.04 per share). In December 1993, the Trust announced the suspension of quarterly distributions to Shareholders in order to utilize cash resources for the defeasance of the remaining Zero Coupon Notes
(see below).   Even if the remaining Zero Coupon Notes are fully defeased, there can be no assurance as to when such distributions will be reinstated nor, if reinstated, at what amount.

     The initial capitalization of the Trust included $179,698,000 face amount of Zero Coupon Notes due November 27, 1997 secured by first or second liens on all of the Trust's properties. Amortization of the original issue discount on the Zero Coupon Notes is a non-cash charge against net income of the Trust, compounding semiannually at 12%. Through September 30, 1994, the Trust has repurchased a substantial amount of the Zero Coupon Notes. Management believes that the defeasance of the remaining Zero Coupon Notes, which will occur under the financing discussed above, is necessary in order to provide growth and financing alternatives to the Trust.

     In acquiring its existing properties, the Trust assumed a total of $8,075,000 in mortgage debt, of which $7,060,000 remained outstanding as of September 30, 1994. The debt service on these mortgages amounted to $199,000 for the quarter ended September 30, 1994. Capitalized improvements and leasing commissions were $1,263,000 for the nine months ended September 30, 1994 as compared to $1,639,000 for the same period in 1993. This decrease is primarily related to higher tenant finish costs and leasing commissions at the Trust's retail property during 1993.

OTHER MATTERS

     The Trust has scheduled its Annual Meeting of Shareholders for November 21, 1994. The items to be voted on by the Shareholders are the election of Trust Managers and the ratification of Ernst & Young as the independent auditors of the Trust for 1994. The largest shareholder of the Trust, American Holdings, Inc., is seeking removal of the existing Trust Managers and has proposed its own candidates for election as Trust Managers. American Holdings, Inc. is currently soliciting proxies in connection therewith.


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         The Trust has scheduled its Annual Meeting of Shareholders for November 21, 1994. The items to be voted on by the Shareholders are election of Trust Managers and ratification of Ernst & Young as the independent auditors of the Trust for 1994. The largest shareholder of the Trust, American Holdings, Inc., is seeking removal of the existing Trust Managers and has proposed its own candidates for election as Trust Managers. American Holdings, Inc. is currently soliciting proxies in connection therewith.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

                Item 5. On July 5, 1994, a Form 8-K was filed stating that the
             Trust would not proceed with a proposed financing transaction with Kidder Peabody Mortgage Capital Corporation which had been previously announced.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 28, 1994


                             AMERICAN INDUSTRIAL PROPERTIES REIT
                                        (Registrant)


                                   /s/     MARC A. SIMPSON
                             -----------------------------------
                                      Marc A. Simpson,
                         Vice President and Chief Financial Officer
                        (principal accounting and financial officer)