Form 10-Q/A
period 1994-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1994-12-16
CIK 778437

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q/A

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994.................

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                            ------------  ------------

                         Commission file number 1-9016

                         -----------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT
           (Exact name of registrant as specified in its character)

               Texas                                    75-6335572
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    6220 North Beltline Road, Suite 205
            Irving, Texas                               75063-2656
    (Address of principal executive offices)            (Zip code)

                                (214) 550-6053
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     9,075,400 Shares of Beneficial Interest were outstanding as of December 15, 1994.

Item 6 of the Registrant's Form 10-Q for the quarterly period ended September 30, 1994 is amended to add the following:

     (a) Exhibits

         Exhibit No.           Description
         -----------           -----------

            27*         Financial Data Schedule

* Filed herewith

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN INDUSTRIAL PROPERTIES REIT
                                               (Registrant)


                                           /s/ MARC A. SIMPSON
                                        --------------------------
                                               Marc A. Simpson,
                                 Vice President and Chief Financial Officer
                                (principal accounting and financial officer)


Date:  December 16, 1994