Form 10-K405
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1995-03-29
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

                           (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
           For the Fiscal Year Ended December 31, 1994
                               OR
      [ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the Transition Period From  ________  to  ________

                  Commission File Number 1-9016

               American Industrial Properties REIT
     (Exact name of registrant as specified in its charter)

                 Texas                  75-6335572
        (State of organization)      (I.R.S. Employer
                                  Identification Number)

     6220 North Beltline, Suite 205
             Irving, Texas                      75063
(Address of principal executive offices)       (Zip Code)

 Registrant's telephone number, including area code:  (214) 550-
                              6053

  Securities registered pursuant to Section 12 (b) of the Act:

                                      Name of Each Exchange
          Title of Each Class          on Which Registered
   Shares of Beneficial Interest    New York Stock Exchange
       Par Value $0.10 Per Share

  Securities registered pursuant to Section 12 (g) of the Act:
                              None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        X

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,479,000 as of March 21, 1995. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 21, 1995.

   9,075,400 Shares of Beneficial Interest were outstanding as of March 21, 1995.

               DOCUMENTS INCORPORATED BY REFERENCE
     No annual report to security holders, proxy information
            statement, or prospectus filed under the Securities Act of 1933 is incorporated herein by reference.



               AMERICAN INDUSTRIAL PROPERTIES REIT
              For The Year Ended December 31, 1994

                        TABLE OF CONTENTS
                            FORM 10-K


Securities and Exchange Commission
Item Number and Description                               Page

                             PART I.

Item 1.Business                                           1
       General                                             1
       Revenue and Loss from Real Estate Operations        2
       Geographic Analysis of Revenue                      2
       Competition and Conflicts of Interest               3
       Employees                                           3
Item 2.
       Properties                                          3
Item 3.
       Legal Proceedings                                   6
Item 4.
       Submission of Matters to a Vote of Shareholders     6

                            PART II.

Item 5.
       Market for Registrant's Common Equity and Related
Shareholder Matters                                        6
Item 6.
       Selected Financial Data                             7
Item 7.
       Managements' Discussion and Analysis of Financial
Condition and Results of Operations                        8
       Results of Operations                               8
       Liquidity and Capital Resources                     9
       Other Matters                                      10
       Recent Developments                                10
Item 8.
       Financial Statements and Supplementary Data        10
Item 9.
       Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                       11

                            PART III.

Item 10.Trust Managers and Executive Officers
 of the Trust                                             11
Item 11.Executive Compensation                            12
Item 12.Security Ownership of Certain Beneficial Owners and
Management                                                13
Item 13.Certain Relationships and Related Transactions    13

                            PART IV.

Item 14.Exhibits, Financial Statement Schedule and Reports on
Form 8-K                                                  13


SIGNATURES                                                15


Index to Consolidated Financial Statements and Financial
Statement Schedule                                       F-1



                             PART I.

ITEM 1.  Business

General

   American Industrial Properties REIT (the "Trust"), a Texas equity real estate investment trust, was organized as Trammell Crow Real Estate Investors on September 26, 1985 by the issuance of 13,400 Shares of Beneficial Interest (the "Shares"). On November 27, 1985, the Trust issued 9,062,000 in additional
Shares and commenced operations. The Trust's investment objective is to maximize the total return to its Shareholders through the acquisition, leasing, management and disposition of industrial real estate properties.

  The Trust was initially advised by Trammell Crow Ventures, Ltd. (the "Advisor"), an affiliate of the Trammell Crow Company and related entities (the "TCC Entities"), under an advisory agreement that provided for the payment of an annual advisory fee and reimbursements for certain expenses as well as transaction fees for asset acquisitions and dispositions. In June 1993, the Trust terminated its agreement with the Advisor and converted to self-administration. The name of the Trust was changed to American Industrial Properties REIT and its ticker symbol on the New York Stock Exchange was changed to "IND" to reflect the Trust's industrial property focus. In October 1993, Shareholders voted to remove the finite life term of the Trust as contained in the original Declaration of Trust, thereby making the Trust a perpetual life entity.

   The Trust is engaged in the operation of developed industrial real estate properties and one retail real estate property. The Trust leases space in its properties to a variety of tenants. The industrial properties are leased for office, office-showroom, warehouse, distribution, research and development, and light assembly purposes. The retail property is leased to retail merchandise establishments, restaurants, and a cinema. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. However, rents and tenant reimbursements related to Tamarac Square, the Trust's retail property, were approximately 30% of the total revenues of the Trust in 1994. The Trust's portfolio consists of 14 industrial properties located in California, Florida, Maryland, Minnesota, Texas, Washington and Wisconsin, and one retail property located in Colorado.

  As part of its initial capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997 (the "Notes"). In 1991, the Trust began an effort to retire the outstanding Notes, which were accreting at 12%. The Trust utilized net proceeds from property sales and issuance of certain unsecured notes payable to substantially reduce the amount of Notes outstanding during 1991, 1992 and 1993, thereby reducing the amount of outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust partially in-substance defeased $12,696,000 (face amount at maturity) of the outstanding Notes with proceeds from disposal of short term investments. During the first half of 1994, the Trust purchased $239,000 (face amount at maturity) of Notes and submitted the Notes to the Trustee for cancellation. In November 1994, $3,669,000 (face amount at maturity) of the outstanding Notes were partially in-substance defeased with the proceeds from a refinancing of certain of the Trust's properties. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding of approximately $2,887,000 (face amount at maturity) in the open market and submitted the Notes to the Trustee for cancellation. As a result of the 1994 defeasance, the liens on the Trust's properties required by the Indenture were released.

   In February 1992, the Trust issued $53,234,000 in unsecured promissory notes in connection with the retirement of certain Notes. The terms of these unsecured notes include an 8.8% fixed rate of interest, semi-annual interest-only payments commencing May 1993, the deferral of interest due prior to May 1993, and a mandatory principal payment due on or before November 27, 1993. On December 31, 1992, the Trust used $11,648,000 of the net sales proceeds from its 1992 sales of real estate to make a principal and interest payment on the 8.8% unsecured notes which included the mandatory principal payment due November 27, 1993. The unsecured notes mature November 27, 1997 and can be prepaid at any time prior to maturity without penalty.

   In late 1993, the Trustee for the Zero Coupon Noteholders released approximately $3.4 million from the Property Acquisition Account established in accordance with the Indenture. The Trust utilized these funds to purchase the Northview Distribution Center in Dallas, Texas in December 1993.

    The Trust has historically qualified as a Real Estate Investment Trust ("REIT") for federal income tax purposes and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined) to its Shareholders.

Revenue and Loss from Real Estate Operations

   The breakdown of revenue and loss from real estate operations for each of the years ended December 31, 1994, 1993, and 1992 is as follows (in thousands):

                                       1994     1993     1992
  Rents and reimbursements from unaffiliated tenants:
     Retail                          $3,441   $3,182    $3,126
     Industrial                       7,639    6,944    11,783
  Rents and tenant reimbursements    11,080   10,126    14,909
  Interest income                       146      515       230
  Total revenue                      11,226   10,641    15,139
  Real estate expenses              (12,355) (13,329)  (18,443)
  Administrative expenses            (2,532)  (2,433)   (1,321)
  Provisions for possible losses on
   real estate                         (650)   -       (14,094)
  Loss from real estate operations  $(4,311) $(5,121) $(18,719)

Geographic Analysis of Revenue

   The geographic breakdown of the Trust's rents and tenant reimbursements for each of the years ended December 31, 1994, 1993, and 1992 is as follows (in thousands):

  Market                         1994        1993      1992

  Baltimore industrial             $ 583     $ 597     $ 578
  Charlotte industrial (a)            -        (10)    2,866
  Dallas industrial (b)            2,259     1,628     2,626
  Denver retail                    3,441     3,182     3,126
  Ft. Lauderdale industrial          384       451       511
  Houston industrial (c)           1,197     1,391     2,272
  Los Angeles industrial             936       916       893
  Milwaukee industrial               982       700       787
  Minneapolis industrial             721       684       680
  Seattle industrial                 577       587       570
  Total rents and tenant
  reimbursements                 $11,080   $10,126   $14,909

_____________________
  (a)The Charlotte property was sold during the fourth quarter of 1992.
  (b)One property was sold in January 1993 and one property was purchased in December 1993.
  (c)One property was sold in December 1992.

Competition and Conflicts of Interest

   The Trust owns industrial properties in Baltimore, Dallas, Ft. Lauderdale, Houston, Los Angeles, Milwaukee, Minneapolis, and Seattle, and one retail property in Denver. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

  TCC Entities are employed as property managers on twelve of the Trust's fifteen properties. TCC Entities, which also own or manage additional properties in each market in which the Trust owns properties, may have relationships and interests that conflict with those of the Trust. Although the Trust actively monitors this situation, there can be no assurance that a potential conflict would be resolved in favor of the Trust. Each of the property management agreements with the TCC Entities is cancelable with thirty days notice.

Employees

   The  Trust currently employs six people on a full-time  basis.
Information regarding executive officers of the Trust is set forth in Item 10 of Part III of this Form 10-K and is incorporated in this Item 1 by reference.


ITEM 2.    Properties

   As of December 31, 1994, the Trust owned fifteen real estate properties consisting of fourteen industrial developments and one enclosed specialty retail mall. The Trust sold a total of three properties during December 1992 and January 1993 and purchased one property in December 1993. A description of the properties owned by the Trust as of December 31, 1994, as well as related leased occupancy and mortgage indebtedness, is presented below.

Property Descriptions

Baltimore Industrial

  Patapsco Industrial Center

     Patapsco Industrial Center is a five-building, two phase industrial park located in Linthicum Heights, Maryland, a suburb of Baltimore. The project comprises approximately 95,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 94%. Patapsco Industrial Center is subject to a first mortgage with a principal amount outstanding of $1,396,000 as of December 31, 1994.

     The Trust is a 99.99% general partner of the limited partnership that currently owns Patapsco Industrial Center.
  The limited partner's interest is held by a wholly-owned subsidiary of the Trust.


Dallas Industrial

  Beltline Business Center

      Beltline Business Center consists of three industrial buildings located in Irving, Texas, a suburb of Dallas, that are 100% finished for office space and, together, comprise approximately 61,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 93%.

  Gateway 5 and 6

     Gateway 5 and 6 consists of two industrial buildings located in  Irving,  Texas comprising approximately 79,000 square  feet
  of  net  rentable  space.   As  of December  31,  1994,  leased
  occupancy was 89%.

  Northgate II

     Northgate II consists of four industrial buildings located within a 21-building industrial park in Dallas, Texas. The project consists of approximately 236,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 100%.

  Northview Distribution Center

     Northview Distribution Center consists of two industrial buildings located in Dallas, Texas. The project consists of approximately 175,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 100%. Northview Distribution Center is subject to a mortgage with a principal amount outstanding of $2,250,000 as of December 31, 1994.

      The   Trust  is  a  99%  limited  partner  in  the  limited
  partnership  which  owns  Northview  Distribution  Center.    A
  wholly-owned  subsidiary  of  the  Trust  is  the  1%   general
  partner.


Denver Retail

  Tamarac Square

     Tamarac Square, located in Denver Colorado, consists of an enclosed specialty retail mall of approximately 139,000 net rentable square feet with an adjacent convenience center of approximately 33,000 net rentable square feet, two free-standing buildings of approximately 8,000 net rentable square feet each, a separate free-standing building of approximately 9,000 net rentable square feet and two ground leases comprising approximately 4.91 acres. During 1993, the Trust completed a $2 million renovation of Tamarac Square. As of December 31, 1994, leased occupancy was 92%. Tamarac Square is subject to a mortgage with a principal amount outstanding of $12,250,000 as of December 31, 1994.

      The   Trust  is  a  99%  limited  partner  in  the  limited
  partnership   which  owns  Tamarac  Square.    A   wholly-owned
  subsidiary of the Trust is the 1% general partner.

     The Trust has been notified of the possible existence of underground contamination at Tamarac Square. The source of the possible contamination is apparently related to underground storage tanks located on adjacent property. The owner of the adjacent property has provided indemnification to the Trust for costs related to the remediation of such contamination. Based upon preliminary testing, it does not appear that the Trust property has been impacted.


Ft. Lauderdale Industrial

  Quadrant Center

      Quadrant Center consists of two industrial buildings situated on approximately 5.4 acres of land located in Deerfield Beach, a suburb of Ft. Lauderdale, Florida. The project comprises approximately 73,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 100%. Quadrant Center is subject to a mortgage with a principal amount outstanding of $1,200,000 as of December 31, 1994.


Houston Industrial

  Plaza Southwest

     Plaza Southwest consists of five industrial buildings in Houston, Texas comprising approximately 149,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 86%.

  Commerce Park

     Commerce Park consists of two industrial buildings in Houston, Texas comprising approximately 87,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 67%.

  Westchase Park

     Westchase Park consists of two industrial buildings in Houston, Texas comprising approximately 47,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 84%.


Los Angeles Industrial

  Huntington Drive Center

     Huntington Drive Center consists of a two-story office building and an industrial building comprising approximately 62,000 square feet of net rentable space located in Monrovia, California, a suburb of Los Angeles. As of December 31, 1994, leased occupancy was 95%.


Milwaukee Industrial

  Northwest Business Park

      Northwest Business Park consists of three industrial buildings comprising approximately 143,000 square feet of net rentable space located in Menomonee Falls, Wisconsin, a suburb of Milwaukee. As of December 31, 1994, leased occupancy was 92%. Phase I of Northwest Business Park is subject to a mortgage with a principal amount outstanding of $1,323,000 at December 31, 1994.


Minneapolis Industrial

  Burnsville

     Burnsville consists of one industrial building comprising approximately 46,000 square feet of net rentable space located in Burnsville, Minnesota, a suburb of Minneapolis. As of December 31, 1994, leased occupancy was 94%. Burnsville is subject to a first mortgage with a principal amount outstanding of $1,955,000 as of December 31, 1994. The mortgage matures in May 1995 and may be renewed, at the Trust's election, for an additional three-year period.

  Cahill

      Cahill consists of one industrial building comprising approximately 60,000 square feet of net rentable space located in Edina, Minnesota, a suburb of Minneapolis. As of December
  31, 1994, leased occupancy was 100%.


Seattle Industrial

  Springbrook Business Park

      Springbrook Business Park consists of one industrial building located in Kent, Washington, a suburb of Seattle, comprising approximately 81,000 square feet of net rentable space. As of December 31, 1994, leased occupancy was 100%.


ITEM 3.   Legal Proceedings

   The Trust is not a party to, nor is any of its property the subject of, any material pending legal proceedings.


ITEM 4.    Submission of Matters to a Vote of Shareholders

  Pursuant to a proxy statement dated October 7, 1994, the Annual Meeting of Shareholders was held on November 21, 1994 for purposes of election of Trust Managers and ratification of the selection of independent auditors. Representatives of the Trust's major Shareholder, American Holdings, Inc., proposed their own nominees for election as Trust Managers. No nominee achieved the two-thirds vote of all outstanding Shares required for election as a Trust Manager or the majority vote of all outstanding Shares required for re-election. Accordingly, the existing Trust Managers have continued in their capacity as Trust Managers. Item 5 of Form 8-K dated December 5, 1994 (File No. 1-
9016) reporting the Shareholder voting results of the Annual Meeting is hereby incorporated by reference herein.



                            PART II.


ITEM  5.      Market for Registrant's Common Equity  and  Related
Shareholder Matters

   The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol IND. The following table sets forth for the periods indicated the high and low per Share closing sale price of the Trust's Shares, and the cash distributions declared per Share:

  Quarter  ended                   High      Low  Distributions

  December 31, 1994                1 7/8     1 1/4     .00
  September 30, 1994               1 3/4     1 1/4     .00
  June 30, 1994                    2 1/8     1 5/8     .00
  March 31, 1994                   2 1/2     1 3/4     .00

  December 31, 1993                3 1/4     2         .04
  September 30, 1993               2 3/8     1 7/8     .04
  June 30, 1993                    2 1/2     2         .04
  March 31, 1993                   3         1 3/4     .04

  In December 1993, the Trust announced a suspension of quarterly distributions to Shareholders until such time as the Zero Coupon
Notes were fully defeased and distributions could be supported by the positive cash flow of the Trust.

   As of March 21, 1995, the closing sale price per Share on the New York Stock Exchange was $1.375. On such date, there were
9,075,400 outstanding Shares held by 2,149 Shareholders of record.


ITEM 6.     Selected Financial Data

   The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1994. This information should be read in conjunction with the Consolidated Financial Statements of the Trust and accompanying Notes.

(in thousands except per share data)

                                                                              Year Ended December 31,
                                                  1994         1993 (a)          1992 (b)          1991 (c)               1990
 Operating data:
 Revenues                                       11,226            10,641            15,139            16,488            17,744
 Loss from real estate operations (d)           (4,311)           (5,121)          (18,719)          (13,786)           (4,484)
 Net loss (d)                                   (4,655)           (7,867)          (17,593)           (9,162)           (2,626)
 Per share data:
 Loss from real estate operations (d)            (0.47)            (0.57)            (2.06)            (1.52)            (0.49)
 Net loss (d)                                    (0.51)            (0.87)            (1.94)            (1.01)            (0.29)
 Distributions paid                                  0              0.16              0.20              0.42              0.70
 Balance Sheet Data:
 Total assets                                   92,550            88,297           110,446           147,877           169,465
 Total long-term debt, net of
 unamortized discount                           65,613            57,078            68,578            87,141            94,666
 Shareholders' equity                           24,196            28,851            38,171            57,579            70,507
 Selected other data
 Calculation of funds
 from operations (e):
 Loss from real estate operations               (4,311)           (5,121)          (18,719)          (13,786)           (4,484)
 Amortization of original issue
 discount on Zero Coupon Notes                     419             1,391             3,356             8,456             8,842
 Depreciation and amortization                   3,133             3,140             4,190             4,267             4,674
 Provision for possible losses
 on real estate                                    650                 0            14,094             9,371                 0
 Funds from Operations                            (109)             (590)            2,921             8,308             9,032
 Capitalized improvements
 and leasing commissions                        (1,476)           (1,814)           (3,995)           (1,383)           (2,003)
 Funds available for distribution               (1,585)           (2,404)           (1,074)            6,925             7,029
 Per share:
 Funds from operations                          ($0.01)           ($0.07)            $0.32             $0.92             $1.00
 Funds available for distribution               ($0.17)           ($0.26)           ($0.12)            $0.76             $0.77
 Number of shares outstanding                9,075,400         9,075,400         9,075,400         9,075,400         9,075,400

 --------------------------

  (a) The Trust sold one property in the first quarter of 1993, thus operating with only 14 properties until the acquisition of the Northview Distribution Center in December 1993.
  (b) The Trust sold two properties in the fourth quarter of 1992, thus operating with only 15 properties for the remainder of 1992.
  (c) On December 30, 1990, the Trust sold two properties, thus operating with only 17 properties during 1991.
  (d) Loss from real estate operations and net loss for 1994, 1992 and 1991 include provisions for possible losses on real estate of $650,000, $14,094,000 and $9,371,000, respectively.
  (e) See definition of Funds from Operations ("FFO") below. Changes in the Trust's debt structure from zero coupon debt to current-pay debt negatively impacts FFO as the amortization of the zero coupon debt is not reflected in FFO, whereas the interest on current-pay debt does impact FFO. The two properties sold during the fourth quarter of 1992 contributed a total of $2,111,000 to the Trust's 1992 FFO and the property sold in January 1993 contributed a total of $815,000 to the Trust's 1992 FFO. The property purchased in December 1993 contributed approximately $420,000 to FFO for 1994.

ITEM 7.     Management's  Discussion and  Analysis  of  Financial
     Condition and Results of Operations

Results of Operations

   Below is a summary of net loss, funds from operations ("FFO"), and funds available for distribution ("FAD") for the Trust for the years ended December 31, 1994, 1993, and 1992. FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization (the Trust adds back the amortization of the original issue discount on its Zero Coupon Notes due 1997), and after adjustments for unconsolidated partnerships and joint ventures. FAD more accurately portrays the ability of the Trust to make distributions as it includes the Trust's capital expenditures. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity.

(in thousands, except per share amounts
                                 Year Ending December 31,
                              1994       1993      1992
     Net Loss                 $(4,655)  $(7,867)  $(17,593)
     Net Loss Per Share       $ (0.51)   $(0.87)   $ (1.94)
     Funds From Operations    $  (109)  $  (590)  $  2,921
     Funds Available for
      Distribution            $(1,585)  $(2,404)  $ (1,074)

  Comparison of 1994 to 1993

  The net loss of the Trust in 1994 was $4,655,000, a decrease of $3.2 million from the net loss of $7,867,000 in 1993. The primary reasons for the improved performance in 1994 relate to an increase in the net operating income of the Trust's properties and a decrease in the extraordinary loss recognized by the Trust in 1993 on the partial in-substance defeasance of the Trust's Zero Coupon Notes due 1997 (the "Notes") as compared to 1994. In 1994, net operating income from the Trust's properties increased to $7.1 million from $6.0 million in 1993. This increase is primarily attributable to increases in occupancy in the portfolio. Overall leased occupancy at December 31, 1994 was 93.2%, compared to 89.2% a year earlier. On a same property basis, net operating income increased from $5.9 million in 1993 to $6.7 million in 1994, an increase of 14%.

   The extraordinary loss on the partial in-substance defeasance of the Notes was $2,530,000 in 1993 and $344,000 in 1994. During
1994, a significant increase in interest rates had a favorable effect on the costs of defeasing the remaining Notes. The defeasance of the Notes will have a positive effect on the net loss of the Trust, but will have a detrimental effect upon both FFO and FAD. This results from the inclusion of interest expense on refinancing and the exclusion of the amortization of the original issue discount on the Notes when computing FFO and FAD.

  Trust administration and overhead expenses were $2.5 million in 1994 as compared to $2.4 million in 1993. Included in the 1994 amount was approximately $880,000 related to two contested proxy elections during 1994. The 1993 amount includes $435,000 as a termination fee to the Advisor as well as approximately $250,000 related to a nonroutine proxy election.

   The Trust recorded a provision for possible losses on real estate of $650,000 in 1994. No such provision was recorded in 1993. Due to the Trust's desire to geographically refocus its property portfolio, the Trust reclassified two of its properties from held for investment to held for sale. The subsequent comparison of net book value to estimated net realizable value on sale for these properties resulted in the need for the provision of $650,000. One of these properties was sold in February 1995 (see Recent Developments below.)

  Comparison of 1993 to 1992

  The net loss in 1993 declined to $7,867,000 from $17,593,000 in 1992 due in part to provisions for possible losses on real estate recognized in 1992 in the amount of $14,094,000. The benefit from the absence of these provisions in 1993 was partially offset by the extraordinary loss recognized by the Trust in 1993 in the amount of $2,530,000 as a result of a partial in-substance defeasance of the Trust's Zero Coupon Notes. In addition, the Trust recognized extraordinary gains in 1992 in the amount of $1,910,000 related to the repurchase of Zero Coupon Notes, which caused a favorable impact in 1992 net loss when compared to 1993. The remaining variance in net loss between 1993 and 1992 of approximately $2.5 million (greater loss in 1993 than 1992 after considering the previous items) can be attributed to the sales of the Woodland Industrial Park in Charlotte, North Carolina and the Southland industrial property in Houston, Texas, which occurred at the end of 1992; the sale of the Royal Lane Business Park in Dallas, Texas in January 1993; the incremental administrative costs attributable to the termination fee paid to the Advisor in the amount of $435,000 as further discussed below; and the proxy solicitation effort to remove the finite life restriction of the Trust in the amount of approximately $250,000. On a same property basis, rental revenues remained flat during the year, although in the third and fourth quarter, the Trust began to see some strengthening in the leasing markets in most of the areas in which the Trust operates in terms of both traffic and rental rates (other than in Southern California). Same property occupancy improved to 89% at December 31, 1993 from 88% at December 31, 1992.

   The Trust terminated its Advisory Agreement with the Advisor effective June 13, 1993. In accordance with the terms of the Advisory Agreements, a one-time termination fee of $435,000 was paid to the Advisor on such date. The Trust became self-administered, employing six full-time employees to conduct and administer the business affairs of the Trust.


Liquidity and Capital Resources

   The principal sources of funds for the Trust's liquidity requirements are funds generated from operations of the Trust's real estate assets and unrestricted cash reserves. As of December 31, 1994, the Trust had $6,919,000 in unrestricted cash on hand. The Trust presently anticipates that these cash reserves will provide sufficient funds for all known liabilities and commitments relating to the Trust's operations during 1995. However, certain discretionary uses of the Trust's liquidity (such as the purchase of additional income-producing properties or the refinancing of existing debt obligations) could decrease the Trust's liquidity significantly.

  In November 1994, the Trust completed a $14,500,000 refinancing of two of its properties, Tamarac Square in Denver, Colorado, and Northview Distribution Center in Dallas, Texas. The proceeds of this financing were used to partially in-substance defease a portion of the outstanding Zero Coupon Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee.

   The $14,500,000 financing consists of two separate mortgage loans. The terms of each loan include a variable interest rate (30-day LIBOR rate plus 3.15%) with a ceiling of 11.375%, 25-year principal amortization, certain prepayment penalties, and a maturity in December 2001.

   In  December  1994,  the Trust retained  NatWest  Markets,  an investment banking firm, to assist it in its efforts to recapitalize its debt structure. Although this agreement was terminated on March 16, 1995, the Trust intends to continue such efforts. The Trust may seek to retire existing debt obligations with proceeds from secured debt financing, property sales, cash on hand or a combination of these sources in the future. Such a transaction may require the Trust to utilize the majority of its cash on hand.

   Distributions made and declared during 1993 in the amount of $1,453,000 ($0.04 per share per quarter), were paid out of cash reserves of the Trust. In December, 1993, the Trust Managers announced the suspension of the Trust's quarterly distribution (see Other Matters below).

   The Trust currently has borrowings secured by mortgages on the properties totaling $20,374,000. Of this amount, approximately $16,455,000 represents borrowings with variable interest rates and $3,919,000 represents borrowings with fixed rates of interest. Based on current interest rates and assuming the renewal of a note maturing in May 1995, annual debt service on these borrowings amounts to $2,157,000 (see the Notes to Consolidated Financial Statements for additional detail concerning the terms of the mortgage notes payable).

   In accordance with the terms of the Trust's 8.8% unsecured notes payable due 1997, the Trust paid its first installment of semi-annual interest on May 27, 1993 in the amount of $1,974,000 (see the Notes to Consolidated Financial Statements for additional discussion regarding the terms of the 8.8% Notes). Accrued interest in the amount of approximately $1,990,000 will be payable each May and November until these 8.8% Notes become due in November 1997. During 1994, the Trust requested, and obtained, a 90-day extension of approximately one-half of the semi-annual interest payment due May 27, 1994. The amount due, plus interest, was paid in August 1994. The semi-annual payment due November 27, 1994 was made as scheduled.

  The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 25% of the Trust's tenants and related revenue annually. Such turnover requires capital outlays related to tenant improvements and leasing commissions in order to maintain or improve the Trust's occupancy levels. These costs amounted to $1,476,000 in the year ended December 31, 1994 and $1,814,000 in the year ended December 31, 1993. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activity and related escrows. No capital improvements or renovations of significance are anticipated in the near future for any of the Trust's properties, with the possible exception of a large retail lease at the Trust's retail property. Such a lease, if agreed to, could result in expenditures for tenant improvements in excess of $500,000.

   Management intends to pursue a strategy designed to lower the Trust's cost of capital and enable the Trust to make additional investments in industrial properties through the use of additional equity and/or debt financings. In order for the Trust to issue additional equity for this purpose (in excess of the 924,600 Shares currently authorized but unissued), the Trust will need to increase its authorized Share limit and/or have the ability to issue additional classes of stock such as preferred stock, either of which would require an amendment of the Declaration of Trust by the affirmative vote of holders of two-thirds of the outstanding Shares. There can be no assurance that such vote will be attained or that such equity or debt financing will otherwise be available to the Trust in the future.

Other Matters

   The Trust suspended quarterly distributions to Shareholders in December 1993 until such time as the Zero Coupon Notes were fully defeased and distributions could be supported from current cash flow. Accordingly, no distributions were paid during 1994. The
Trust is currently exploring alternatives which would allow for the resumption of distributions at the earliest opportunity.

Recent Developments

   On February 24, 1995, the Trust sold its Quadrant Center industrial property in Deerfield Beach, Florida. An immaterial loss on the sale will be recognized by the Trust in the first quarter of 1995. After payment of the mortgage loan secured by this property, the sale generated net proceeds of approximately $1,250,000.


ITEM 8.   Financial Statements and Supplementary Data

   The financial statements and supplementary data are listed  in
the   Index  to  Financial  Statements  and  Financial  Statement
Schedule appearing on Page F-1 of this Form 10-K.


ITEM  9.      Changes  in and Disagreements with  Accountants  on
Accounting and Financial Disclosure

  None.



                            PART III.


ITEM 10. Trust Managers and Executive Officers of the Trust

   The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions at December 31, 1994 are as follows:

  Name                Age      Position(s) and Office(s) Held

  William H. Bricker   63      Trust Manager

   Charles W. Wolcott  42      Trust Manager, President and Chief
                               Executive Officer

   David B. Warner     36      Vice President and Chief Operating
                               Officer

   Marc A. Simpson     40      Vice President and Chief Financial
                               Officer, Secretary and Treasurer

     William H. Bricker, Trust Manager. Mr. Bricker has served as President of D.S. Energy Services Incorporated and has consulted in the energy field and international trade sine 1987. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. Mr. Bricker is a director of the LTV Corporation, the Eltech Systems Corporation and the National Paralysis Foundation. He received his Bachelor of Science and Masters of Science degrees from Michigan State University.

     Charles W. Wolcott, Trust Manager, President and Chief Executive Officer. Mr. Wolcott was hired as the President and Chief Executive Officer of the Trust on May 4, 1993. For the six months immediately prior to his election as President of the Trust, Mr. Wolcott was engaged in developing various personal business enterprises. Mr. Wolcott was President and Chief Executive Officer for Trammell Crow Asset Services, a real estate asset and portfolio management affiliate of Trammell Crow Company, from 1990 to 1992. He served as Vice President and Chief Financial and Operating Officer of the Trust from 1988 to 1991. From 1988 to 1990, Mr. Wolcott was a partner in Trammell Crow Ventures Operating Partnership. Prior to joining the Trammell Crow Company in 1984, Mr. Wolcott was President of Wolcott Corporation, a firm engaged in the development and management of commercial real estate properties. Mr. Wolcott graduated from the University of Texas at Austin in 1975 with a Bachelor of Science degree and received a Masters of Business Administration degree from Harvard University in 1977.

     David B. Warner, Vice President and Chief Operating Officer. Mr. Warner was hired as Vice President and Chief Operating Officer of the Trust on May 24, 1993. From 1989 through the date of his accepting a position with the Trust, Mr. Warner was Director of the Equity Investment Group for The Prudential Realty Group. From 1985 to 1989, he served in the Real Estate Banking Group of NCNB Texas National Bank. Mr. Warner graduated from the University of Texas at Austin in 1981 with a degree in Finance and received a Master of Business Administration from the same institution in 1984.

     Marc A. Simpson, Vice President and Chief Financial Officer, Secretary and Treasurer. Mr. Simpson was hired as the Vice President and Chief Financial Officer, Secretary and Treasurer of the Trust on March 7, 1994. From November 1989 to March 1994, Mr. Simpson was a Manager in the Financial Advisory Services group of Coopers & Lybrand. Prior to that time, he served as Controller of Pacific Realty Corporation, a real estate development company. Mr. Simpson graduated with a Bachelor of Business Administration from Midwestern State University in 1978, and received a Masters of Business Administration from Southern Methodist University in 1990.

   The Trust Managers have appointed two committees, the Audit Committee and the Compensation Committee. Both the Audit and
Compensation Committees include only Trust Managers which are independent of management and who are free from any relationship that would interfere with the exercise of their independent judgment. Prior to the resignation of George P. Jenkins as an independent Trust Manager in November 1994, Mr. Jenkins served with Mr. Bricker on these committees. The Audit Committee appoints the independent public accountants for the Trust subject to the approval of the Shareholders at the Annual Meeting and consults with the accountants on the Trust's audited financial statements and on the efficacy of the Trust's internal control systems. The Compensation Committee establishes guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors, including review of compensation to executive officers of comparable entities and recommendations of independent compensation consultants.

   On  February  2,  1995, the Trust Managers adopted  the  Third
Amended  and  Restated Bylaws of the Trust (the  "Bylaws").   The
Bylaws provide that the number of Trust Managers shall not be less than two nor more than seven.

ITEM 11.   Executive Compensation

  In fiscal 1994, the Trust paid its independent Trust Managers a fee of $20,000 per year for services as a Trust Manager plus $1,000 for each meeting of the Trust Managers or a committee of the Trust Managers attended in person. In addition, the Trust Managers were reimbursed for their expenses incurred in connection with their duties as Trust Managers. Mr. Wolcott did not receive any compensation for his services as a Trust Manager.

   The following table sets forth certain information regarding the compensation paid to the Trust's executive officers for the year ended December 31, 1994:

                   Summary Compensation Table

                                          Annual Compensation

Name and                 Fiscal
Principal Position       Year    Salary     Bonus(1) Other(2)

Charles W. Wolcott
President and CEO         1994   $180,000   $62,100    $7,222
David B. Warner
Vice-President and COO    1994   $ 92,000   $34,500    $4,429
Marc A. Simpson
Vice-President and CFO    1994   $ 81,859   $34,500    $4,095

_______________

(1)  Represents bonus payments for 1994 paid in February 1995.
(2)  Represents company contribution to the Retirement and Profit
Sharing Plan paid in February 1995.

  The Trust has adopted a Retirement and Profit Sharing Plan (the "Plan") for the benefit of employees of the Trust. Employees who were employed by the Trust on November 1, 1993, and who have attained the age of 21 are immediately eligible to participate in the Plan. All other employees of the Trust are eligible to participate in the Plan after they have completed six months of service with the Trust and attained the age of 21.


ITEM  12.    Security Ownership of Certain Beneficial Owners  and
Management

   The following table sets forth certain information as to the number of Trust Shares beneficially owned by (a) each person (including any "group" as that term is used in Section 13 (d) of the Exchange Act) who is known by the Trust to own beneficially 5% or more of the Shares, (b) each Trust Manager, (c) each executive officer of the Trust, and (d) all executive officers of the Trust and Trust Managers as a group.

                           Amount of Shares
   Names of                Beneficially Owned    Percentage of
 Beneficial Owners       as of March 21, 1995  Shares Outstanding
 William H. Bricker                  2,000           (1)
 Charles W. Wolcott                 50,500           (1)
 David B. Warner                     2,000           (1)
 Marc A. Simpson                     9,000           (1)
 American Holdings, Inc.
   376 Main Street
   Bedminster, NJ 07921            870,000        9.586% (2)
 All Trust Managers and executive
   officers as a  group             63,500           (1)
______________

  (1)  Ownership is less than 1% of the outstanding Shares.
   (2) Information obtained from Amendment No. 7 to Schedule 13D of American Holdings, Inc. dated October 10, 1994.

ITEM 13.  Certain Relationships and Related Transactions

  None.



                            PART IV.


ITEM  14.  Exhibits, Financial Statement Schedule and Reports  on
Form 8-K

   (a)   (1) and (2) Financial Statements and Financial Statement
Schedule

     See Index to Consolidated Financial Statements and Financial
     Statement Schedule appearing on page F-1 of this Form 10-K

     (3)  Exhibits:

       Exhibit No.     Description
          3.1 Second Amended and Restated Declaration of Trust (incorporated herein by reference from Exhibit
                4.1 to the Trust's Form 10-Q for the quarter ended September 30, 1993; File No. 1-9016)
          3.2 * Third Amended and Restated Bylaws of the Trust
          4.1 Indenture dated November 15, 1985 between the Trust and IBJ Schroder Bank & Trust Company (incorporated herein by reference from Exhibit
                10.4 to Form S-4 of American Industrial Properties REIT, Inc. dated March 16, 1994; File No. 33-74292)
          10.3 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit
                10.5 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
          10.4 *Amendments   to  401(k)  Retirement  and   Profit
                Sharing Plan
          10.5 Note Purchase Agreement dated February 27, 1992 between the Trust and Manufacturers Life Insurance Company (incorporated herein by reference from Exhibit 10.6 to Form S-4 of American Industrial Properties REIT, Inc. dated January 31, 1994; File No. 33-74292)
          10.6 *Addendum to $19,143,646.92 Unsecured Promissory Note due November 27, 1997
          10.7 Agreement and Assignment of Partnership Interest, Amended and Restated Agreement and Certificate of Limited Partnership and Security Agreement for Patapsco Center - Linthicum Heights, Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
          10.8 Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          10.9 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit
                99.2 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          10.10 Note dated November 15, 1994 in the original principal amount of $2,250,000 with AIP Properties #2 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          10.11 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit
                99.4 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          21.1 *Listing of Subsidiaries
          22.1  Form   8-K   dated  December  5,  1994  reporting
                Shareholder voting results at annual meeting (incorporated herein by reference from Form 8-K of the Trust dated December 5, 1994; File No. 1-
                9016)
          27.1 *Financial Data Schedule
       __________
       * Filed herewith

  (b) Reports on Form 8-K:

     The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1994:


Date Filed          Date of Earliest Event
with SEC            Reported on Form 8-K   Description

October 17, 1994    October 17, 1994       Item 5.  Financing
                                                    commitment

October 20, 1994    October 7, 1994        Item 5.  Clarification
                                                    of by-laws

November 22, 1994   November 16, 1994      Item 5.  Closing of
                                                    financing

December 5, 1994    November 21, 1994      Item 5.  Certified
                                                    voting results of
                                                    Annual Meeting
                                           Item 6.  Resignation
                                                    of Trust Manager


                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1995.


                         AMERICAN INDUSTRIAL PROPERTIES REIT


                            /s/  CHARLES W. WOLCOTT
                              Charles W. Wolcott,
                          Trust Manager, President and
                            Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures               Title                     Date

/s/ CHARLES W. WOLCOTT     Trust Manager, President
    Charles W. Wolcott     and Chief Executive
                           Officer (Principal
                           Executive Officer)        March 27, 1995


/s/ WILLIAM H. BRICKER     Trust Manager             March 27, 1995
    William H. Bricker

/s/ MARC A. SIMPSON        Vice President and Chief
    Marc A. Simpson        Financial Officer,
                           Secretary and Treasurer
                           (Principal Accounting
                           and Financial Officer)    March 27, 1995



               American Industrial Properties REIT

         Index to Consolidated Financial Statements and
                  Financial Statement Schedule


                                                         Page

Reports of Independent Auditors                          F-2

Consolidated Financial Statements:
  Consolidated Statements of Operations for the
  years ended December 31, 1994, 1993, and 1992          F-4

  Consolidated Balance Sheets as of December
  31, 1994 and 1993                                      F-5

  Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31,
  1994, 1993, and 1992                                   F-6

  Consolidated Statements of Cash Flows for the
  years ended December 31, 1994, 1993 and 1992           F-7

  Notes to Consolidated Financial Statements             F-8

Financial Statement Schedule:
  Schedule III - Consolidated Real Estate and
  Accumulated Depreciation                               F-14
  Notes to Schedule III                                  F-15

   All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included herein or is not applicable or required.




                 REPORT OF INDEPENDENT AUDITORS


Trust Managers and Shareholders
American Industrial Properties REIT:

      We have audited the accompanying consolidated balance sheet of American Industrial Properties REIT (the "Trust") as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule of the Trust listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1994, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


Dallas, Texas                      ERNST & YOUNG LLP
February 23, 1995



                  INDEPENDENT AUDITORS' REPORT


To the Trust Managers and Shareholders
  of American Industrial Properties REIT:

      We have audited the accompanying consolidated balance sheet of American Industrial Properties REIT (formerly Trammell Crow Real Estate Investors) (the "Trust") as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993 and
1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Industrial Properties REIT as of December 31, 1993, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

      In connection with our audits of the consolidated financial statements referred to above, we audited the information set forth in the financial statement schedule listed in the accompanying index on page F-1, as it relates to the year ended December 31, 1993. In our opinion, the schedule presents fairly, in all material respects, the aforementioned information, when considered in relation to the financial statements taken as a whole.



Dallas, Texas                      KENNETH LEVENTHAL & COMPANY
February 15, 1994

American Industrial Properties REIT
Consolidated Statements of Operations
(in thousands, except share and per share data)

                                                                           Years Ended December 31,
                                                                 1994              1993              1992
REVENUES
Rents                                                           8,397             7,811             11,908
Tenant reimbursements                                           2,683             2,315              3,001
Interest income                                                   146               515                230
                                                               11,226            10,641             15,139
REAL ESTATE EXPENSES
Amortization of original
  issue discount on Zero
  Coupon Notes due 1997                                           419             1,391              3,356
Depreciation and amortization                                   3,133             3,140              4,190
Interest on 8.8% notes payable due 1997                         4,001             3,981              4,024
Interest on mortgages payable                                     850               683              1,370
Property operating expenses:
   Property taxes                                               1,421             1,408              2,139
   Property management fees                                       442               422                621
   Utilities                                                      501               458                549
   Repairs and maintenance                                      1,150             1,248              1,183
   Other property operating
     expenses                                                     438               598              1,011
Administrative expenses:
   Fees paid to Advisor                                             0               716                565
   Trust administration and
     overhead                                                   2,532             1,717                756
Provisions for possible losses
     on real estate                                               650                 0             14,094
                                                               15,537            15,762             33,858
Loss from real estate operations                               (4,311)           (5,121)           (18,719)
Loss on sales of real estate                                        0              (216)              (784)
Extraordinary gain from partial
  repurchase of Zero Coupon Notes
  due 1997                                                          0                 0              1,910
Extraordinary loss on partial
  in-substance defeasance of
  Zero Coupon Notes due 1997                                     (344)           (2,530)            -
NET LOSS                                                       (4,655)           (7,867)           (17,593)

PER SHARE DATA:
Loss from real estate operations                                (0.47)            (0.57)             (2.06)
Loss on sales of real estate                                        0             (0.02)             (0.09)
Extraordinary gain from partial
  repurchase of Zero Coupon Notes
  due 1997                                                          0                 0               0.21
Extraordinary loss on partial
  in-substance defeasance of
  Zero Coupon Notes due 1997                                    (0.04)            (0.28)                 0
Net  Loss                                                       (0.51)            (0.87)             (1.94)
Distributions paid                                               0.00              0.16               0.20
Number of shares outstanding                                9,075,400         9,075,400          9,075,400

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                                   Dec. 31,             Dec 31,
                                                                       1994                1993
ASSETS
Real estate:
Held for investment                                                  95,033             103,710
Held for sale                                                         8,810                   0
                                                                    103,843             103,710
Accumulated depreciation                                            -21,859             -19,315
Net real estate                                                      81,984              84,395
Cash and cash equivalents:
Unrestricted                                                          6,919               1,119
Restricted                                                              602                   0
Total cash and cash equivalents                                       7,521               1,119
Other assets, net                                                     3,045               2,783

TOTAL ASSETS                                                         92,550              88,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
8.8 % Notes payable due 1997                                         45,239              45,239
Zero Coupon Notes due 1997,
net of unamortized
discount and in-substance defeasance                                      0               4,682
Mortgage notes payable                                               20,374               7,157
Accrued interest                                                        504                 371
Accounts payable, accrued expenses
and other liabilities                                                 1,682               1,503
Tenant security deposits                                                555                 494
TOTAL LIABILITIES                                                    68,354              59,446

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value; authorized
10,000,000 Shares; issued and outstanding
9,075,400 Shares                                                        908                 908
Additional paid-in capital                                          124,605             124,605
Retained earnings (deficit)                                        -101,317             -96,662
Total Shareholders' Equity                                           24,196              28,851

Total Liabilities and Shareholders' Equity                           92,550              88,297

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except number of shares)



                                               Shares of Beneficial        Additional      Retained
                                               Interest                    Paid-In         Earnings
                                               Number          Amount      Capital         (Deficit)        Total
Balance at January 1, 1992                     9,075,400          908      124,605         (67,934)         57,579

  Net loss                                                                                 (17,593)        (17,593)
  Distributions to Shareholders                                                             (1,815)         (1,815)

Balance at December 31, 1992                   9,075,400          908      124,605         (87,342)         38,171

  Net loss                                                                                  (7,867)         (7,867)
  Distributions to Shareholders                                                             (1,453)         (1,453)

Balance at December 31, 1993                   9,075,400          908      124,605         (96,662)         28,851

  Net loss                                                                                  (4,655)         (4,655)

Balance at December 31, 1994                   9,075,400          908      124,605        (101,317)         24,196

The accompanying notes are an integral part of these financial statements.

                      American Industrial Properties REIT
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                               Years Ended December 31,
                                                                                    1994            1993             1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        ($4,655)         ($7,867)        ($17,593)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Amortization of original issue discount on Zero
      Coupon Notes due 1997                                                         419            1,391            3,356
    Depreciation and amortization                                                 3,133            3,140            4,190
    Provisions for possible losses on real estate                                   650                0           14,094
    Extraordinary loss from partial defeasance
      of Zero Coupon Notes payable                                                  344            2,530                0
    Loss on sales of real estate                                                      0              216              784
    Extraordinary gain from partial repurchases
      of Zero Coupon Notes payable                                                    0                0           (1,910)
    Changes in operating assets and liabilities:
      Decrease (increase) in other assets                                          (256)             (68)             424
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities
        and tenant security deposits                                                373             (784)             539
Net Cash Provided By (Used In) Operating Activities                                   8           (1,442)           3,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements and leasing commissions                                 (1,476)          (1,814)          (3,995)
Acquisition of Northview Distribution Center                                          0           (3,289)               0
Net proceeds from sales of real estate                                                0            6,758           34,125
Net Cash (Used In) Provided By Investing Activities                              (1,476)           1,655           30,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing                                                 14,500                0                0
Partial in-substance defeasance of Zero Coupon Notes                             (3,106)         (10,189)               0
Partial repurchase and retirement of Zero Coupon Notes                           (2,241)            (316)         (8,745)
Principal repayments on mortgage notes payable                                   (1,283)          (4,915)         (2,054)
Distributions to Shareholders                                                         0           (1,453)         (1,815)
Partial repayment of 8.8% notes payable                                               0                0           (7,995)
Net Cash Provided By (Used In) Financing Activities                               7,870          (16,873)         (20,609)

Net Increase (Decrease) in Cash and Cash Equivalents                              6,402          (16,660)          13,405

Cash and Cash Equivalents at Beginning of Year                                    1,119           17,779            4,374

Cash and Cash Equivalents at End of Year                                          $7,521          $1,119          $17,779

Cash Paid for Interest                                                            $4,718          $4,664           $5,023


The accompanying notes are an integral part of these financial statements.


               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                        December 31, 1994


Note 1  --  Significant Accounting Policies:

  General.

   American Industrial Properties REIT (formerly Trammell Crow Real Estate Investors) (the "Trust") is an equity real estate investment trust which, as of December 31, 1994, owned and operated 15 commercial real estate properties consisting of 14
industrial  properties and one retail property.   The  Trust  was
formed September 26, 1985, by issuing 13,400 shares to Trammell Crow Company, Inc. for $201,000. On November 27, 1985, the Trust issued 9,062,000 Shares of Beneficial Interest (the "Shares") and commenced operations.

   On April 13, 1993, the Independent Trust Managers gave formal notice of the Trust's intent to terminate the Advisory Agreement with Trammell Crow Ventures, Ltd. (the "Advisor", see Note 2).
The Trust converted to self-administration effective June 13, 1993 and began operating under the name American Industrial Properties REIT. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, the Trust's Shareholders approved amendments to the Trust's Declaration of Trust and By-Laws which, among other things, officially changed the name of the Trust from Trammell Crow Real Estate Investors to American Industrial Properties REIT and removed the Trust's limited term restriction, converting the Trust from a finite life entity scheduled to liquidate in 1997 to a perpetual life entity.

  Principles of Consolidation.

   The consolidated financial statements of the Trust include the accounts  of American Industrial Properties REIT and its  wholly-
owned   subsidiaries.   Significant  intercompany  balances   and
transactions have been eliminated in consolidation.

  Real Estate.

   The Trust carries its real estate at lower of depreciated cost or net realizable value. Management considers net realizable value for assets held for sale as estimated market value. In determining estimated market value, management considers numerous factors, including market evaluations, the cost of capital, operating cash flows from the property during the projected holding period, and an expected capitalization rate applied to the estimated stabilized net operating income of the specific property.

   The carrying amount of real estate held for investment is reduced when management believes the carrying amount is less than net realizable value. Management considers net realizable value for assets held for investment as the total of the estimated undiscounted future cash flows from the property. The book values of the Trust's real estate properties are reviewed periodically and any additional writedown determined to be necessary is recorded in the period in which it becomes reasonably estimable.

   Real estate held for investment is reclassified to real estate held for sale when management determines that there is a reasonable probability that the asset will no longer be held for long-term investment and actively begins to offer the property for sale. During 1994, two properties classified as being held for investment at December 31, 1993 were reclassified to held for sale.

   Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)



  Cash and Cash Equivalents.

   Cash equivalents include demand deposits and all highly liquid debt instruments purchased with an original maturity of three months or less. Restricted amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

  Other Assets.

   Other assets primarily consists of deferred rent receivable (see Rents and Tenant Reimbursements.), prepaid commissions and loan fees. Leasing commissions are capitalized and amortized on a straight line basis over the life of the lease. Loan fees are capitalized and amortized on a level yield basis over the term of the related loan.

  Prior to the defeasance of the outstanding Zero Coupon Notes in 1994 (see Note 5), the issuance costs of the Zero Coupon Notes were being amortized over 12 years. Unamortized issuance costs at the date of defeasance were written off and reflected in the loss on defeasance.

  Rents and Tenant Reimbursements.

   Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the
lease  term.   The  Trust has recorded deferred  rent  receivable
(representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $1,157,000 and $1,313,000 at December 31, 1994 and 1993, respectively.

  Several tenants in the retail property are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage exceeds their base rents. Such percentage rents amounted to $245,000, $230,000 and $157,000 for the years ended December 31, 1994, 1993, and 1992, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

   Tamarac Square, the Trust's only retail property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Tamarac totaled $3,441,000, $3,182,000, and $3,126,000 in 1994, 1993, and 1992,
respectively.

  Income Tax Matters.

   The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. The Trust had a taxable loss in each of the years ending December 31, 1994, 1993, and 1992. Accordingly, no provision for income taxes has been reflected in the financial statements.

   The Trust has a net operating loss carryforward from 1994 and prior years of approximately $26,600,000. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income. Therefore, no tax benefit related to the potential utilization of accumulated net operating losses has been reflected in the financial statements.

   Earnings and profits, which will determine the taxability of dividends to Shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)



  Reclassification.

   Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

Note 2  --  Transactions with Parties in Interest:

  Trammell Crow Ventures, Ltd., an affiliate of the Trammell Crow Company, served as advisor (the "Advisor") to the Trust through June 13, 1993. Effective June 13, 1993, the Trust terminated the Advisory Agreement with the Advisor and paid to the Advisor a one-time termination fee of $435,000. Certain other affiliates of the Trammell Crow Company (the "TCC Entities") continue to manage twelve of the Trust's fifteen properties. The TCC Entities are not considered party in interest relationships by the Trust.

   During 1993 and 1992, the Trust paid fees to the Advisor of $716,000 and $565,000, respectively, representing fees and reimbursements pursuant to the Advisory Agreement, disposition fees from the sale or disposition of Trust real estate assets, and certain other fees for services provided to the Trust. In addition, affiliates of the Advisor were paid $202,000 and $598,000 during 1993 and 1992 pursuant to property management agreements.

Note  3   --   Real Estate and Provisions for Possible Losses  on
Real Estate:

   The Trust recorded provisions for possible losses on real estate of $650,000 and $14,094,000 in 1994 and 1992, respectively. In accordance with the accounting policies of the Trust, such provisions reduced the depreciated cost of real estate. At December 31, 1994, thirteen of the Trust's properties were classified as held for investment and two properties were classified as held for sale. If unforeseen factors should cause a reclassification of the Trust's real estate held for investment to held for sale, significant adjustments to reduce the depreciated cost of the real estate to net realizable value could be required.

Note 4  --  8.8% Notes Payable:

   To finance the February 27, 1992 repurchase of $106,322,000 (face amount at maturity) of Zero Coupon Notes due 1997 (see Note
5), the Trust issued $53,234,000 of unsecured notes payable due November 1997 (the "8.8% Notes Payable"). These notes bear interest at 8.8% per annum, payable semiannually commencing May 27, 1993. The terms of the 8.8% Notes Payable allow for prepayment, in full or in part, at any time prior to maturity without penalty.

   On  December 31, 1992, the Trust used proceeds from  the  1992 sales  of real estate to effect a principal payment of $7,995,000
(which was due on or before November 27, 1993) and an interest payment of $3,648,000 on the 8.8% Notes Payable.

Note 5  --  Zero Coupon Notes:

   As part of its original capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon
Notes due 1997 (the "Notes"). These Notes, which were collateralized by first and second mortgage liens on each of the Trust's real estate properties, accreted at 12%, compounded semiannually. In 1991, the Trust began a program to retire the outstanding Notes, resulting in a reduction of the outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust effected a partial in-substance defeasance on $12,696,000 (face amount at maturity) of the Notes and recorded an extraordinary loss of $2,530,000.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)



   During the first half of 1994, the Trust purchased $239,000 (face amount at maturity) of Notes and submitted the Notes to the Trustee for cancellation. In November 1994, the Trust refinanced two of its properties and completed a partial in-substance defeasance on $3,669,000 (face amount at maturity) of Notes and recorded an extraordinary loss of $344,000. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding of approximately $2,887,000 (face amount at maturity) in the open market and submitted the Notes to the Trustee for cancellation. The legal defeasance of the Notes resulted in the release of the Zero Coupon Note mortgage liens which encumbered each of the Trust's properties.

   The accreted value of the Notes defeased at December 31, 1994 and 1993 was $11,665,000 and $8,054,000, respectively.

Note 6  --  Mortgages Payable:

   At December 31, 1994, six of the Trust's properties were subject to liens securing mortgage notes payable totaling $20,374,000. Of this amount $16,455,000 represented notes with variable interest rates of prime plus 2% or 30-day LIBOR plus 3.15% and $3,919,000 represented notes with fixed interest rates ranging from 9.63% to 11.0%. Of the variable rate debt, $14,500,000 is subject to a maximum interest rate of 11.375%.

   Principal payments due during each of the next five years are as follows: $2,171,000 in 1995, $1,437,000 in 1996, $261,000 in
1997,  $287,000  in  1998, $1,504,000 in  1999,  and  $14,714,000
thereafter. These amounts reflect the maturity of individual mortgages in May 1995 (which mortgage can be extended at the Trust's election for an additional three-year period), in October 1996 and in March 1999.

   The By-Laws of the Trust, the note purchase agreement relating to the 8.8% Notes Payable, and certain mortgages payable contain various borrowing restrictions and operating performance covenants. As of December 31, 1994, the Trust is in compliance with all such restrictions and covenants.

Note 7  --  Real Estate Acquisitions and Dispositions:

    On   December   10,  1993,  the  Trust  purchased   Northview
Distribution   Center,   a  175,000  square   foot   multi-tenant
industrial distribution property in Dallas, Texas for total consideration of approximately $3.4 million.

   In January 1993, the Trust sold its Royal Lane industrial property in Dallas, Texas for $7,500,000. The sale resulted in a loss for financial statement purposes of $216,000.

   In 1992, the Trust sold its Woodland Industrial Park property in Charlotte, North Carolina and its Southland Industrial property in Houston, Texas. The total gross sales price for these properties was $35,823,000. The sales resulted in a loss for financial statement purposes of $784,000.

Note 8  --  Commitments and Contingencies:

  Environmental Matters.

   The Trust has been notified of the possible existence of underground contamination at Tamarac Square, the Trust's Denver retail property. The source of the possible contamination is apparently related to underground storage tanks located on adjacent property. The owner of the adjacent property has indemnified the Trust against costs related to the remediation of such contamination. Based upon preliminary testing, it does not appear that the Tamarac Square property has been impacted. With the exception of Tamarac Square, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)


  Litigation.

  On occasion, and in the normal course of business, the Trust is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position of the Trust.

Note 9  --  Retirement and Profit Sharing Plan:

   During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed six months of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. Contributions by the Trust related to the years ended December 31, 1994 and 1993 were $20,000 and $12,000, respectively.

Note 10  --  Operating Leases:

   The Trust's properties are leased to others under operating leases with expiration dates ranging from 1995 to 2005. Excluding the property sold by the Trust in February 1995 (see
Note 14), future minimum rentals on noncancellable tenant leases at December 31, 1994 are as follows:

               Year                            Amount
               1995                          $ 8,555,000
               1996                            6,809,000
               1997                            5,051,000
               1998                            3,806,000
               1999                            2,187,000
               Thereafter                      5,249,000
                                             $31,657,000

Note 11  --  Distributions:

   The Trust's distributions of $1,453,000 ($0.16 per share) in 1993 and $1,815,000 ($0.20 per share) in 1992 represent a return of capital to Shareholders (to the extent of the Shareholder's basis in the Shares.) The Trust did not pay any distributions in 1994.

Note 12  --  Per Share Data:

  All per share data is based on 9,075,400 Shares outstanding for each of the years presented.

Note 13  --  Fair Value of Financial Instruments:

   Cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Trust's unsecured 8.8% notes payable and mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's incremental borrowing rates for similar types of borrowing arrangements. The carrying values of the Trust's mortgage notes payable reasonably approximate their fair values. The carrying amount and fair value of the Trust's unsecured 8.8% notes payable at December 31, 1994 were $45,239,000 and $41,738,000, respectively.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)


Note 14  --  Subsequent Event:

  In February 1995, the Trust sold its Quadrant Center industrial property, located in Deerfield Beach, Florida for $2,650,000. At December 31, 1994, the net book value of the property was approximately $2,504,000. After selling costs and adjustment for deferred rent receivable, the sale is expected to result in an immaterial loss for accounting purposes.

                                                                                                         SCHEDULE III
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994
($000's)

                                   Encum-    Initial Cost                                                  Writedowns
                                  brances @                   Bldgs &        Capitalized                        and
          Description             12/31/94       Land       Imprvmnts       Imprvmnts      Retirements     Allowances
Industrial Properties :
Texas --
Beltline Business Ctr                             $1,303         $5,213             $359                       ($3,516)
Commerce Park                                      1,108          4,431              493                        (2,014)
Gateway 5 & 6                                        935          3,741              612                        (1,861)
Northgate II                                       2,153          8,612              623                        (4,122)
Northview                           $2,250           658          2,631               38
Plaza Southwest                                    1,312          5,248              486
Westchase                                            697          2,787              220            ($74)       (1,158)

California--
Huntington Drive                                   1,559          6,237              650

Maryland--
Patatpsco                            1,396         1,147          4,588              321                          (650)

Minnesota--
Burnsville                           1,955           761          3,045              364             (17)       (1,563)
Cahill                                               625          2,498              357

Washington--
Springbrook                                        1,008          4,032              233                          (436)

Wisconsin--
Northwest Bus. Park                  1,323         1,296          5,184              669            (131)

Florida--
Quadrant                             1,200         1,137          4,549              116             (63)       (2,337)

Retail Property:
  Colorado--
Tamarac Square                      12,250         6,799         27,194            3,982            (241)

Trust Home Office                                                                     15

 Total                             $20,374       $22,498        $89,990           $9,538           ($526)     ($17,657)

The accompanying notes are an integral part of this schedule.


                                                                                                       SCHEDULE III
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994
($000's)


                                Gross Amt Carried at December 31, 1994
                                               Bldgs &                       Accum.          Date of          Date
          Description                Land     Imprvmnts       Total          Deprec.       Construction     Acquired
Industrial Properties :
Texas --
 Beltline Business Ctr                600        2759           3359             1157      1984           1985
Commerce Park                         705       3,313          4,018            1,024      1984           1985
Gateway 5 & 6                         563       2,864          3,427              989    1984-85          1985
Northgate                           1,329       5,937          7,266            2,047    1982-83          1985
Northv                                658       2,669          3,327               75      1980           1993
Plaza Southwest                     1,312       5,734          7,046            1,352    1970-74          1985
Westchase                             465       2,007          2,472              650      1983           1985

California--
Huntington Driv                     1,559       6,887          8,446            1,561    1984-85          1985

Maryland--
Patatpsco                           1,017       4,389          5,406            1,127    1980-84          1985

Minnesota--
Burnsville                            432       2,158          2,590              788      1984           1986
Cahill                                625       2,855          3,480              705      1981           1986

Washington--
Springbrook                            921       3,916          4,837              977      1984           1986

Wisconsin--
Northwest Bus. Park                 1,296       5,722          7,018            1,296    1983-86          1986

Florida--
Quadrant                              670       2,732          3,402              898    1984-86          1986

Retail Property:
  Colorado--
Tamarac Square                      6,799      30,935         37,734            7,206    1976-79          1985

Trust Home Offic                                   15             15                7      N/A          various

Total                             $18,951     $84,892       $103,843          $21,859

The accompanying notes are an integral part of this schedule.


               AMERICAN INDUSTRIAL PROPERTIES REIT
                      NOTES TO SCHEDULE III
                        December 31 1994
                             ($000)

Reconciliation of Real Estate:

                                     1994           1993
Balance at beginning of year....    $103,710      $108,036
   Additions during period:
Improvements.....................      1,024           887
Acquisitions.....................          -         3,289
                                     104,734       112,212
   Deductions during period:
 Dispositions....................          -         8,187
Writedowns.......................        650             -
Asset retirements..............          241           315

Balance at end of year.........     $103,843      $103,710

Reconciliation of Accumulated Depreciation:

                                     1994           1993
Balance at beginning of year.....    $19,315       $18,036
   Additions during period:
   Depreciation expense..........      2,622         2,830
                                      21,937        20,866
   Deductions during period:
Accum. deprec. of realestate sold          -         1,551
   Asset retirements............          78             -

Balance at end of year..........     $21,859       $19,315

Tax Basis:

The income tax basis of real estate, net of accumulated tax depreciation, is approximately $103,805 at December 31, 1994.

Depreciable Life:

Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

     Buildings and capital improvements........  40 years
     Tenant improvements..................       10 years