Form 10-Q
period 1995-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1995-05-15
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995 .......

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                  Commission file number 1-9016
                   ___________________________

               AMERICAN INDUSTRIAL PROPERTIES REIT
     (Exact name of registrant as specified in its charter)


               Texas                              75-6335572
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

              6220 North Beltline Road,  Suite 205
       Irving, Texas                           75063-2656
Address of principal executive offices)         (Zip code)

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

     9,075,400 Shares of Beneficial Interest were outstanding as of May 11, 1995.


               American Industrial Properties REIT
                            Form 10-Q
              For the Quarter Ended March 31, 1995



                              INDEX

                                                        Page

Part I - Financial Information

Item 1.  Financial Statements

     Consolidated Statements of Operations for the
     three months ended March 31, 1995 and 1994            3

     Consolidated Balance Sheets as of March 31, 1995
     and December 31, 1994                                 4

     Consolidated Statements of Cash Flows for the
     three months ended March 31, 1995 and 1994            5

     Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                        8


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                10


Signatures                                               11





American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                                 Three Months Ended March 31,
                                                      1995             1994

REVENUES
Rents                                                $2,104           $1,957
Tenant reimbursements                                   675              683
Interest income                                          67               83
                                                      2,846            2,723
REAL ESTATE EXPENSES
Property operating expenses:
   Property taxes                                       337              298
   Property management fees                             107              120
   Utilities                                            114              119
   Repairs and maintenance                              250              256
   Other property operating expenses                    106              137
Depreciation and amortization                           725              819
Interest on 8.8% notes payable due 1997                 982              982
Interest on mortgages payable                           479              178
Amortization of original issue discount on
         Zero Coupon Notes due 1997                       0              375
Administrative expenses:
   Trust administration and overhead                    491              614
                                                      3,591            3,898

Loss from real estate operations                       (745)          (1,175)

Loss on sales of real estate                           (191)               0

NET LOSS                                              $(936)         $(1,175)


PER SHARE DATA
Loss from real estate operations           $         (0.08) $         (0.13)
Loss on sales of real estate                         (0.02)               0
Net  Loss                                  $         (0.10) $         (0.13)

Distributions Paid                                       0                0

Number of shares outstanding                     9,075,400        9,075,400


The accompanying notes are an integral part of these financial statements.



American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)


                                    March 31,         December 31,
                                       1995               1994
                                   (unaudited)

ASSETS
Real estate:
Held for investment                 $   95,155      $      95,033
Held for sale                            5,406              8,810
                                       100,561            103,843
Accumulated depreciation               (21,599)           (21,859)
Net real estate                         78,962             81,984
Cash and cash equivalents:
Unrestricted                             8,497              6,919
Restricted                                 514                602
Total cash and cash equivalents          9,011              7,521
Other assets, net                        2,853              3,045

Total Assets                        $   90,826      $      92,550


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
8.8% notes payable due 1997         $   45,239      $      45,239
Mortgage notes payable                  19,119             20,374
Accrued interest                         1,477                504
Accounts payable, accrued expenses       1,220              1,682
and other liabilities
Tenant security deposits                   511                555
     Total Liabilities                  67,566             68,354

Shareholders' Equity:
Shares of beneficial interest, $0.10 par value authorized
     10,000,000 Shares; issued and outstanding
     9,075,400 Shares                      908                908
Additional paid-in capital             124,605            124,605
Retained earnings (deficit)           (102,253)          (101,317)
     Total Shareholders' Equity         23,260             24,196

Total Liabilities and Shareholders'
                         Equity      $  90,826        $    92,550


The accompanying notes are an integral part of these financial statements.



American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                          Three Months Ended
                                                                          March 31,     March 31,
                                                                               1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                            (936)         (1204)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of original issue discount
on Zero Coupon Notes due 1997                                                          0            375
Depreciation and amortization                                                        725            819
Loss on sales of real estate                                                         191              0
Changes in operating assets and liabilities:
Decrease (increase) in other assets                                                  (53)            20
Increase in accrued interest                                                         973            982
Increase (decrease) in accounts payable,
accrued expenses and other liabilities
and tenant security deposits                                                        (471)          (262)
Net Cash Provided By Operating Activities                                            429            730

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements and leasing commissions                                    (160)          (334)
Net proceeds from sales of real estate                                              1276              0

Net Cash Provided By (Used In) Investing Activities                                 1116           (334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable                                       (55)           (38)
Partial repurchase of Zero Coupon Notes                                                0           (152)

Net Cash Used In Financing Activities                                                (55)          (190)

Net Increase in Cash and Cash Equivalents                                           1490            206

Cash and Cash Equivalents at Beginning of Period                                    7521           1119

Cash and Cash Equivalents at End of Period                                          9011           1325


Cash Paid for Interest                                                               488            178


The accompanying notes are an integral part of these financial statements.



               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                         March 31, 1995
                           (unaudited)



Note 1 - Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in the Trust's Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1994, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

Note 2 - Significant Accounting Policies

     Principles  of  Consolidation.  The  consolidated  financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. Management considers net realizable value for assets held for investment as the total of the estimated undiscounted future cash flows from the property. For assets held for sale, management considers net realizable value as estimated market value. Provisions for possible losses on real estate are recorded when management determines that the net book value of a specific real estate property is less than its net realizable value. At March 31, 1995, thirteen properties were classified as held for investment and one property was classified as held for sale. Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.

     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized on a level yield basis over the term of the related loan. The Trust has recorded deferred rent receivable of $918,000 and $1,157,000 at March 31, 1995 and December 31, 1994, respectively.

     Income Taxes. The Trust qualifies as a real estate investment trust (a "REIT") under Federal income tax law as long as it meets certain asset, income, and ownership tests and it distributes 95% of its taxable income annually. No provisions for Federal income taxes have been required or recorded to date.


Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 (the "Notes") totaling $16,365,000 (face amount at maturity). At March 31, 1995, the accreted value of these Notes was $12,007,000.


Note 4 - Sale of Property

     On February 27, 1995, the Trust sold its Quadrant Center property in Deerfield Beach, Florida for $2,650,000. Net proceeds from the sale, after payoff of the related mortgage indebtedness, was approximately $1,250,000. After selling costs and adjustment for deferred rent receivable, the Trust recognized a loss of $191,000 on the sale.


Note 5 - Subsequent Events

     On April 21, 1995, the Trust received a notice of default from The Manufacturers Life Insurance Company ("MLI") pursuant to the Note Purchase Agreement between the Trust and MLI dated February 27, 1992. MLI, which holds unsecured notes payable by the Trust in the amount of $45,239,000, claimed in the notice of default that the Trust had violated certain covenants and agreements of a non-monetary nature, including the failure to consent to a proposed transfer of the notes to a third party. The notice of default also states that, in the event the alleged violations are not cured within thirty days, MLI may declare the entire principal amount, together with accrued interest thereon, immediately due and payable. The Trust strongly disagrees with MLI's allegations of default and intends to vigorously oppose the action by MLI.

     On May 1, 1995, the Trust filed a lawsuit against MLI in State Court in Dallas, Texas. The Trust's lawsuit alleges that MLI, by declaring the Trust in default and threatening acceleration of the notes, has unlawfully sought to coerce the Trust into relinquishing certain of its rights. The lawsuit further alleges that MLI has engaged in acts of bad faith and conspiracy in an attempt to coerce the Trust into taking actions that would be detrimental to the interests of the Trust and its shareholders. The Trust is seeking recovery of damages and injunctive relief to prevent MLI from continuing to violate the Trust's rights.




Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the three months ended March 31, 1995 and 1994. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), adjusted to exclude gains or losses from debt restructuring and sales of property, depreciation and amortization and to include adjustments for unconsolidated partnerships and joint ventures. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures.

                                    (000)
                             Three Months Ended
                                  March 31,

                                1995         1994
Net loss                      $(936)     $(1,175)
Loss on sales of real            191           0
estate
Depreciation and                 725         819
amortization
Amortization of original           0         375
issue discount on Zero
Coupon Notes due 1997
Funds from operations           (20)          19
("FFO")
Capitalized improvements       (160)        (334)
and leasing commissions
Funds available for
distribution  ("FAD")         $(180)       $(315)

      The net loss of the Trust decreased by $239,000 when comparing the first quarter 1995 results to the same quarter in 1994. This decrease resulted from the following: i) an increase in property revenues due to increased overall occupancy and improving rental rates; ii) a decrease in Trust administrative expenses due primarily to contested proxy costs incurred in the first quarter of 1994; iii) a decrease in depreciation and amortization expense due to the sale of the Quadrant property in February 1995; iv) the effect of the November 1994 financing and the defeasance of the Trust's zero coupon notes; and v) the loss related to the sale of the Quadrant property in February 1995.

      FFO for the three months ended March 31, 1995 decreased by $39,000 from the same period in 1994 primarily due to the increased property revenues, the decrease in the Trust administrative expenses, and the November 1994 financing discussed previously. FAD improved significantly from the year earlier period due to the factors affecting FFO and the timing of capital expenditures. Such expenditures are indicative of the level of leasing and, over time, will decrease as the portfolio occupancy stabilizes.

      The overall occupancy of the Trust's portfolio on March 31, 1995 was 93.1%. On a same property basis, overall occupancy increased to 93.1% at March 31, 1995 from 92.4% at March 31, 1994. Same property revenue increased by 5.6% and net operating income increased by 8.6% when comparing the first quarter 1995 to the same period in 1994. The increase in net operating income resulted from increased revenues due to improving occupancy and rental rates, as well as a decrease in operating expenses which was primarily attributable to lower property tax expense.


Liquidity and Capital Resources

      At March 31, 1995, the Trust had approximately $8.5 million in unrestricted cash reserves. The Trust generates such reserves through the operations of its assets and certain infrequent capital transactions such as property sales or debt refinancing. These reserves could be decreased significantly should the Trust elect to purchase additional real estate properties or effect a refinancing or reduction of existing debt. Also, as described in Recent Developments below, the Trust filed a lawsuit against its unsecured lender on May 1, 1995. In the event the lender proceeds pursuant to the notice of default and declares the entire principal amount of $45,239,000 and accrued interest immediately due and payable, the Trust will pursue such actions it deems necessary to protect the interests of the Trust and its shareholders. In addition, the costs of defending against the actions of this unsecured lender and the costs of pursuing the litigation currently instituted are expected to be significant and will serve to decrease the Trust's resources and its liquidity.

      In December 1993, the Trust announced the suspension of quarterly distributions until such time as the Trust's Zero Coupon Notes were fully defeased and such distributions could be made from the positive cash flow of the Trust. The Trust does not anticipate having the sustainable positive cash flow with which to initiate a distribution during calendar year 1995. It is uncertain when, and in what amount, such distributions will resume in the future.

       The initial capitalization of the Trust included $179,698,000 face amount at maturity of Zero Coupon Notes due 1997 (the "Notes") secured by first or second liens on all of the Trust's properties. In November 1994, the Trust completed a $14,500,000 refinancing of two properties. The proceeds of this refinancing were used to partially in-substance defease a portion of the outstanding Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee as well as the release of the liens securing the Notes which encumbered the Trust's properties. The defeasance of the Notes, while having a favorable effect upon the net losses of the Trust, will have a negative impact on the Trust's FFO and FAD as the amortization of the original issue discount on the Notes, which did not effect FFO or FAD, was effectively replaced with interest expense on the new financing, which does impact FFO and FAD. At March 31, 1995, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $12,007,000, respectively.

      The Trust intends to continue efforts to recapitalize its debt structure. Should such an opportunity materialize, the Trust may seek to retire existing debt obligations with proceeds from secured debt financing, property sales, cash on hand or a combination of these sources. Such a transaction may require the Trust to utilize the majority of its cash reserves.

        Pursuant to previously expressed intentions to geographically focus on the interior of the country, the Trust sold the Quadrant Center industrial property in Deerfield Beach, Florida on February 27, 1995 for $2,650,000. The Trust received net sales proceeds of approximately $1,250,000 after sales costs and the payoff of the mortgage on the property.

      At March 31, 1995, the Trust had $19,119,000 in mortgage debt outstanding. Of this amount, $16,414,000 represented variable rate financing (with a weighted average interest rate of 9.6%) and $2,705,000 represented fixed rate financing (with a weighted average interest rate of 10.5%). Of the variable rate debt, $14,465,000 is subject to a maximum interest rate of 11.375%.

       Capitalized improvements and leasing commissions were $160,000 for the three months ended March 31, 1995 as compared to $334,000 for the same period in 1994. This decrease is primarily related to the significant increase in overall occupancy which occurred during early 1994.


Recent Developments

     On April 21, 1995, the Trust received a notice of default from The Manufacturers Life Insurance Company ("MLI") pursuant to the Note Purchase Agreement between the Trust and MLI dated February 27, 1992. MLI, which holds unsecured notes payable by the Trust in the amount of $45,239,000, claimed in the notice of default that the Trust had violated certain covenants and agreements of a non-monetary nature, including the failure to consent to a proposed transfer of the notes to a third party. The notice of default also states that, in the event the alleged violations are not cured within thirty days, MLI may declare the entire principal amount, together with accrued interest thereon, immediately due and payable. The Trust strongly disagrees with MLI's allegations of default and intends to vigorously oppose the action by MLI.

     On May 1, 1995, the Trust filed a lawsuit against MLI in State Court in Dallas, Texas. The Trust's lawsuit alleges that MLI, by declaring the Trust in default and threatening acceleration of the notes, has unlawfully sought to coerce the Trust into relinquishing certain of its rights. The lawsuit further alleges that MLI has engaged in acts of bad faith and conspiracy in an attempt to coerce the Trust into taking actions that would be detrimental to the interests of the Trust and its shareholders. The Trust is seeking recovery of damages and injunctive relief to prevent MLI from continuing to violate the Trust's rights.




PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K.

     (a)         Exhibits

                 Exhibit No.         Description
                 27.1*               Financial Data Schedule



     * Filed herewith



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)


Date:     May 15, 1995          /s/   MARC A. SIMPSON
                                   Marc A. Simpson,
                      Vice President and Chief Financial Officer
                          (principal accounting and financial
                            officer)