Form 10-Q
period 1995-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1995-07-31
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30,
1995................................................

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

     9,075,400 Shares of Beneficial Interest were outstanding as of July 26, 1995.


               American Industrial Properties REIT
                            Form 10-Q
               For the Quarter Ended June 30, 1995



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

          Consolidated Statements of Operations for the three
     months and six months
          ended June 30, 1995 and 1994                     3

          Consolidated Balance Sheets as of June 30, 1995 and
     December 31, 1994                                     4

          Consolidated Statements of Cash Flows for the six
     months ended
          June 30, 1995 and 1994                           5

          Notes to Consolidated Financial Statements       6

  Item 2.  Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                             8


Part II - Other Information

  Item 1.  Legal Proceedings                             10

  Item 3.  Defaults Upon Senior Securities               10

  Item 6.  Exhibits and Reports on Form 8-K              10


Signatures                                               12

American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                         Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                            1995         1994          1995        1994
REVENUES
Rents                                    $ 2,199      $ 2,117       $ 4,303      $ 4,074
Tenant reimbursements                        771          670         1,446        1,353
Interest income                              123           89           190          172

                                           3,093        2,876         5,939        5,599
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                               364          431           701          729
Property management fees                     108          105           215          225
Utilities                                    104          108           218          227
General operating                            162          170           339          363
Repairs and maintenance                      105          115           224          255
Other property operating
expenses                                      74           68           134          128
Depreciation and amortization                721          846         1,446        1,665
Interest on 8.8%
notes payable                              1,057          992         2,039        1,974
Interest on mortgages payable                444          171           923          349
Amortization of original issue discount on
Zero Coupon Notes due 1997                     -          376             -          751
Administrative expenses:
Trust administration
and overhead                                 295          387           777          765
Litigation and proxy costs                   366          397           375          633
                                           3,800        4,166         7,391        8,064
Loss from real estate operations            (707)      (1,290)       (1,452)      (2,465)
Loss on sales of real estate                   -            -          (191)           -
Extraordinary loss on
   extinguishment of debt                    (55)           -           (55)           -
NET LOSS                                  $ (762)     $(1,290)     $ (1,698)     $(2,465)
PER SHARE DATA
Loss from real estate
operations                               $ (0.07)     $ (0.14)      $ (0.16)     $ (0.27)
Loss on sales of real estate                   -            -         (0.02)           -
Extraordinary loss on
   extinguishment of debt                  (0.01)           -         (0.01)           -
Net  Loss                                $ (0.08)     $ (0.14)      $ (0.19)     $ (0.27)
Distributions Paid                             -            -             -            -
Number of shares outstanding           9,075,400     9,075,400    9,075,400    9,075,400

The accompanying notes are an integral part of these financial statements.

      American Industrial Properties REIT
          Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                June 30,     December 31,
                                                    1995           1994
                                                (unaudited)
                    ASSETS
Real estate:
Held for investment                             $95,396        $95,033
Held for sale                                     5,406          8,810
                                                100,802        103,843
Accumulated depreciation                        (22,244)       (21,859)
Net real estate                                  78,558         81,984
Cash and cash equivalents:
Unrestricted                                      7,809          6,919
Restricted                                          690            602
Total cash and cash equivalents                   8,499          7,521
Other assets, net                                 2,731          3,045

Total Assets                                    $89,788        $92,550


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
8.8% notes payable                              $45,239        $45,239
Mortgage notes payable                           17,685         20,374
Accrued interest                                  2,512            504
Accounts payable, accrued expenses
and other liabilities                             1,346          1,682
Tenant security deposits                            508            555
Total Liabilities                                67,290         68,354

Shareholders' Equity:
Shares of beneficial interest, $0.10 par value authorized
10,000,000 Shares; issued and outstanding
9,075,400 Shares                                    908            908
Additional paid-in capital                      124,605        124,605
Retained earnings (deficit)                    (103,015)      (101,317)
Total Shareholders' Equity                       22,498         24,196

 Total Liabilities and
Shareholders' Equity                            $89,788        $92,550

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                      Six Months Ended
                                                                       June 30,
                                                             1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $(1,698)        $(2,465)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of original issue discount
on Zero Coupon Notes due 1997                                  -             751
Depreciation and amortization                              1,446           1,664
Loss on sales of real estate                                 191               -
Extraordinary loss on extinguishment
of debt                                                       55               -
Changes in operating assets and liabilities:
Decrease (increase) in other assets                           88            (108)
Increase in accrued interest                               2,008             974
Increase (decrease) in accounts payable,
accrued expenses and other liabilities
and tenant security deposits                                (348)            245
Net Cash Provided By
Operating Activities                                       1,742           1,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements and
leasing commissions                                         (496)           (869)
Net proceeds from sales of real estate                     2,476               -
Net Cash Provided By (Used In)
Investing Activities                                       1,980            (869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage
notes payable                                             (2,689)            (69)
Prepayment penalty on extinguishment
of debt                                                      (55)              -
Partial repurchase of Zero Coupon Notes                        -            (159)

Net Cash Used In Financing Activities                     (2,744)           (228)
Net Increase in Cash
and Cash Equivalents                                         978             (36)
Cash and Cash Equivalents
at Beginning of Period                                     7,521           1,119
Cash and Cash Equivalents
at End of Period                                         $ 8,499         $ 1,083


Cash Paid for Interest                                   $   954         $ 1,349

The accompanying notes are an integral part of these financial statements.

               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                          June 30, 1995
                           (unaudited)



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

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 2 - Significant Accounting Policies

     Principles  of  Consolidation.  The  consolidated  financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. Management considers net realizable value for assets held for investment as the total of the estimated undiscounted future cash flows from the property. For assets held for sale, management considers net realizable value as estimated market value. Provisions for possible losses on real estate are recorded when management determines that the net book value of a specific real estate property is less than its net realizable value. At June 30, 1995, thirteen properties were classified as held for investment and one property was classified as held for sale. Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.

     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized on a level yield basis over the term of the related loan. The Trust has recorded deferred rent receivable of $879,000 and $1,157,000 at June 30, 1995 and December 31, 1994, respectively.

     Income Taxes. The Trust qualifies as a real estate investment trust (a "REIT") under Federal income tax law as long as it meets certain asset, income, and ownership tests and it distributes 95% of its taxable income annually. No provisions for Federal income taxes have been required or recorded to date.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                          June 30, 1995
                           (unaudited)



Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 (the "Notes") totaling $16,365,000 (face amount at maturity). At June 30, 1995, the accreted value of these Notes was $12,361,000.


Note 4 - Litigation

     As previously reported, the Trust filed a lawsuit on May 1, 1995 against The Manufacturers Life Insurance Company ("MLI") in State District Court in Dallas, Texas. The Trust's lawsuit alleges that MLI, by declaring the Trust in default and threatening acceleration of the notes, has unlawfully sought to coerce the Trust into relinquishing certain of its rights and further alleges that MLI has engaged in acts of bad faith and conspiracy. The lawsuit was subsequently amended to name as additional defendants Fidelity Management and Research Company and certain affiliates (the "Fidelity Entities"). The Trust is seeking recovery of damages and injunctive relief to prevent MLI and the Fidelity Entities from continuing to violate the Trust's rights.

     Due to the circumstances resulting in this litigation, the Trust elected not to make the semi-annual interest payment due on May 27, 1995. On June 13, 1995, the lender declared the entire principal amount outstanding of $45,239,000 and all accrued interest thereon immediately due and payable. The lender further indicated that effective June 13, 1995, interest on the principal amount outstanding would accrue at the default rate of 11.7% as provided in the Note Purchase
     Agreement.    Although   management   disagrees   with   the
     imposition  of the default rate by the lender based  on  the
     circumstances   resulting  in  the   litigation,   generally
     accepted accounting principles require that interest be accrued at the default rate. Accordingly, the accompanying financial statements include accrued interest based on the default rate from June 13, 1995. In the event that the loan is determined to be immediately due and payable, and is not ultimately modified or restructured through the favorable resolution of the litigation or otherwise, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws.



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the three months and six months ended June 30, 1995 and 1994. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), adjusted to exclude gains or losses from debt restructuring and sales of property, depreciation and amortization and to include adjustments for unconsolidated partnerships and joint ventures. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures.
                           (000)                   (000)
                        Three Months         Six Months Ended
                           Ended
                          June 30,               June 30,
                       1995        1994       1995         1994

Net loss              $(762)    $(1,290)   $(1,698)     $(2,465)
Loss on sales of
real estate               0           0        191            0
Extraordinary loss on
extinguishment of debt   55           0         55            0
Depreciation and
amortization            721         846      1,446        1,665
Amortization of
original issue
discount on
Zero Coupon
Notes due 1997            0         376          0          751
Funds from
operations (FFO)         14         (68)        (6)         (49)
Capitalized
improvements and
leasing commisions     (336)       (535)      (496)        (869)
Funds available for
distribution  (FAD)   $(322)       (603)     $(502)       $(918)

      The net loss of the Trust decreased by $767,000 when comparing the first six months of 1995 results to the same period in 1994. This decrease resulted from the following: i) increased net operating income from property operations as overall occupancy and rental rates continue to improve; ii) a decrease in Trust administrative expenses due primarily to the high level of expenses related to contested proxy costs incurred in the first half of 1994; iii) a decrease in depreciation and amortization expense due to the sale of the Quadrant property in February 1995; iv) the effect of the November 1994 financing and the defeasance of the Trust's zero coupon notes; v) a loss related to the sale of the Quadrant property in February 1995; and vi) a prepayment penalty associated with the payoff of a mortgage loan in May 1995.

      FFO for the six months ended June 30, 1995 increased by $43,000 from the same period in 1994 as a result of the increased net operating income of the properties, the decrease in the Trust administrative expenses, and the November 1994 financing discussed previously. FAD for the six months ended June 30, 1995 improved significantly from the year earlier period due to the same factors affecting FFO and the timing of capital expenditures such as tenant improvements and leasing commissions. These expenditures are indicative of the level of leasing and, over time, will decrease as the portfolio occupancy stabilizes.

      The overall occupancy of the Trust's portfolio on June 30, 1995 was 95%. On a same property basis, overall occupancy increased to 95% at June 30, 1995 from 92% at June 30, 1994. Same property revenue increased by 8% and net operating income increased by 13% when comparing the six months ended June 30, 1995 to the same period in 1994. The increase in net operating income resulted from increased revenues due to improving occupancy and rental rates, as well as a slight decrease in operating expenses.

Liquidity and Capital Resources

      At June 30, 1995, the Trust had approximately $7.8 million in unrestricted cash reserves. These reserves could be decreased significantly should the Trust elect to purchase additional real estate properties or effect a refinancing or reduction of existing debt.

      As more fully described in Part II, Item 1. Legal Proceedings, the Trust is currently involved in litigation with its unsecured lender. Effective June 13, 1995, the lender declared the entire principal amount of $45,239,000 and accrued interest immediately due and payable and began accruing interest on the outstanding principal amount at the default rate of 11.7%. Although management disagrees with the imposition of the default rate by the lender based on the circumstances resulting in the litigation, generally accepted accounting principles require that the Trust accrue interest at the default rate. Management intends to vigorously defend against the actions of the defendants and believes that the Trust's claims will ultimately be resolved favorably to the Trust. However, there is no assurance as to the ultimate resolution of this litigation. Accordingly, in the event that the loan is determined to be immediately due and payable, and is not ultimately modified or restructured through the favorable resolution of the litigation or otherwise, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

      In December 1993, the Trust announced the suspension of quarterly distributions until such time as the Trust's Zero Coupon Notes were fully defeased and such distributions could be made from the positive cash flow of the Trust. Although the Zero Coupon Notes have been fully defeased as described below, the Trust does not anticipate having the sustainable positive cash flow with which to initiate a distribution during calendar year 1995. It is uncertain when, and in what amount, such distributions will resume in the future.

       The initial capitalization of the Trust included $179,698,000 face amount at maturity of Zero Coupon Notes due 1997 (the "Notes") secured by first or second liens on all of the Trust's properties. In November 1994, the Trust completed a $14,500,000 refinancing of two properties. The proceeds of this refinancing were used to partially in-substance defease a portion of the outstanding Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee as well as the release of the liens securing the Notes which encumbered the Trust's properties. Although the defeasance of the Notes will result in reducing the net losses of the Trust, the defeasance will negatively impact the Trust's FFO and FAD as the amortization of the original issue discount on the Notes, which did not effect FFO or FAD, is effectively replaced with current-pay interest expense on the new financing, which does impact FFO and FAD. At June 30, 1995, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $12,361,000, respectively.

      The Trust intends to continue efforts to recapitalize its debt structure. Should such an opportunity materialize, the Trust may seek to retire existing debt obligations with proceeds from secured debt financings, property sales, cash on hand or a combination of these sources. Such a transaction may require the Trust to utilize a significant portion of its cash reserves.

      During the second quarter of 1995, the Trust elected to convert the interest rate on $14,424,000 in mortgage debt from a variable rate to a fixed rate. The Trust anticipates annual savings of approximately $100,000 from this transaction based on current interest rates. At June 30, 1995, the Trust had $17,685,000 in mortgage debt outstanding. Of this amount, $1,948,000 represented variable rate financing (with a weighted average interest rate of 11.0%) and $15,737,000 represented fixed rate financing (with a weighted average interest rate of 8.62%).

       Capitalized improvements and leasing commissions were $496,000 for the six months ended June 30, 1995 as compared to $869,000 for the same period in 1994. This decrease is primarily related to the significant increase in overall occupancy which occurred during the first half of 1994.



                   PART II.  OTHER INFORMATION


Item 1.Legal Proceedings.

      On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI") in the 134th Judicial District Court in Dallas, Texas. The suit alleges that MLI, which on April 21, 1995, had declared the Trust in default for non-monetary violations of the Note Purchase Agreement, had unlawfully sought to coerce the Trust into relinquishing certain of its rights. Specifically, the suit alleges that MLI and certain other entities had engaged in acts of bad faith and conspiracy in an attempt to force the Trust to consent to the transfer of the notes to a third party.

      On May 26, 1995, a First Amended Petition, Application for Declaratory Judgment, and Application for Injunctive Relief was filed, naming Fidelity Management and Research Company, Fidelity Galileo Fund L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust, and Fidelity Management Trust Company (together, the "Fidelity Entities") as additional defendants.

     On June 26, 1995, a Second Amended Petition, Application for
Declaratory Judgment, and Application for Injunctive Relief was filed, specifying damages to the Trust of up to $20,000,000.



Item 3.Defaults Upon Senior Securities.

      On April 21, 1995, the Trust received a notice of default from The Manufacturers Life Insurance Company ("MLI") in connection with its unsecured notes payable in the outstanding principal balance of $45,239,000. The notice of default alleged that the Trust had violated certain non-monetary covenants and agreements and gave the Trust thirty days to remedy such defaults. A lawsuit was filed by the Trust on May 1, 1995 as described in Item 1 above. Due to the circumstances resulting in this litigation, the Trust elected not to make the semi-annual interest payment in the approximate amount of $2 million due MLI on May 27, 1995. Pursuant to a notice of acceleration issued by MLI on June 13, 1995, MLI declared the entire principal amount of the notes due and payable together with accrued interest thereon. The notice of acceleration also states that interest will accrue at the default rate of 11.7% as of June 13, 1995. Although management disagrees with the imposition of the default rate by the lender based on the circumstances resulting in the litigation, generally accepted accounting principles require that the Trust accrue interest at the default rate. As of June 30, 1995, the Trust has $45,239,000 in principal indebtedness to MLI and approximately $2,409,000, inclusive of the default interest, in accrued interest thereon.



Item 6.Exhibits and Reports on Form 8-K.

     (a)         Exhibits

                 Exhibit No.         Description
                 27.1 *              Financial Data Schedule
                 99.1 *              First Amended  Petition,
                                     Application for Declaratory
                                     Judgment, and Application for
                                     Injunctive Relief
                 99.2 *              Second Amended  Petition,
                                     Application for Declarator
                                     Judgme and Application for
                                     Injunctive Relief

                 * Filed herewith




     (b)         Reports on Form 8-K

          Current Report on Form 8-K dated April 21, 1995, reporting Item 5.

          Current  Report  on  Form  8-K  dated  May  30,   1995,
          reporting Item 5.

          Current Report on Form 8-K dated June 13, 1995, reporting Item 5.

          Current Report on Form 8-K dated June 19, 1995, reporting Item 5.






                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)


Date:July 28, 1995                  /s/     MARC A. SIMPSON
                                   Marc A. Simpson,
                      Vice President and Chief Financial Officer
                          (principal accounting and financial
                            officer)