Form 10-Q
period 1995-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1995-11-02
CIK 778437

3

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

x               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended September 30,1995............

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

     9,075,400 Shares of Beneficial Interest were outstanding as of October 31, 1995.


               American Industrial Properties REIT
                            Form 10-Q
            For the Quarter Ended September 30, 1995



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

          Consolidated Statements of Operations for the three
     months and nine months
          ended September 30, 1995 and 1994                3

          Consolidated Balance Sheets as of September 30, 1995
     and December 31, 1994                                 4

          Consolidated Statements of Cash Flows for the nine
     months ended
          September 30, 1995 and 1994                      5

          Notes to Consolidated Financial Statements       6

  Item 2.  Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                             8


Part II - Other Information

  Item 1.  Legal Proceedings                             10

  Item 3.  Defaults Upon Senior Securities               10

  Item 6.  Exhibits and Reports on Form 8-K              10


Signatures                                               12

American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                             Three Months EndedNine Months Ended
                             September 30,     September 30,
                                 1995    1994      1995    1994

REVENUES
Rents                            2164    2103      6467    6177
Tenant reimbursements             634     683      2080    2036
Interest income                    94     108       284     280
                                 2892    2894      8831    8493
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                    355     370      1056    1099
Property management fees          100     104       315     330
Utilities                         127     134       345     361
General operating                 192     202       531     618
Repairs and maintenance            69      67       293     225
Other property operating expe      87      71       221     242
Depreciation and amortization     663     846      2109    2511
Interest on 8.8% notes payabl    1334    1024      3373    2998
Interest on mortgages payable     394     171      1317     520
Amortization of original issue discount on
Zero Coupon Notes due 1997          0     404         0    1155
Administrative expenses:
Trust administration and over     323     307      1100    1072
Litigation and proxy costs        146     100       521     733
                                 3790    3800     11181   11864
Loss from real estate operati    -898    -906     -2350   -3371
Loss on sales of real estate                0      -191       0
Extraordinary loss on
extinguishment of debt                      0       -55       0
NET LOSS                         -898    -906     -2596   -3371


PER SHARE DATA
Loss from real estate operati  (0.10)  (0.10)    (0.26)  (0.37)
Loss on sales of real estate    0.00    0.00     (0.02)   0.00
Extraordinary loss on
extinguishment of debt          0.00    0.00     (0.01)   0.00
Net  Loss                      (0.10)  (0.10)    (0.29)  (0.37)
Distributions Paid              0.00    0.00      0.00    0.00
Number of shares outstanding 9075400 9075400   9075400 9075400

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)


                                        September 30December 31,
                                        1995       1994
                                       (unaudited)

ASSETS
Real estate:
Held for investment                       96,937   95,033
Held for sale                              5,406    8,810
                                         102,343  103,843
Accumulated depreciation                 (22,810) (21,859)
Net real estate                           79,533   81,984
Cash and cash equivalents:
Unrestricted                               7,234    6,919
Restricted                                   684      602
Total cash and cash equivalents            7,918    7,521
Other assets, net                          2,772    3,045

Total Assets                              90,223   92,550


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
8.8% notes payable                        45,239   45,239
Mortgage notes payable                    17,632   20,374
Accrued interest                           3,845      504
Accounts payable, accrued expenses         1,383    1,682
and other liabilities
Tenant security deposits                     524      555
Total Liabilities                         68,623   68,354

Shareholders' Equity:
Shares of beneficial interest, $0.10 par value authorized
10,000,000 Shares; issued and outstanding
9,075,400 Shares                             908      908
Additional paid-in capital               124,605  124,605
Retained earnings (deficit)             (103,913)(101,317)
Total Shareholders' Equity                21,600   24,196

Total Liabilities and Shareholders' Equi  90,223   92,550


The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                               Nine Months Ended
                                               Sept. 30, Sept. 30,
                                                   1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        (2,596)   (3,371)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization of original issue discount on Zero
Coupon Notes due 1997                                0     1,155
Depreciation and amortization                    2,109     2,511
Loss on sales of real estate                       191         0
Extraordinary loss on extinguishment of debt        55         0
Changes in operating assets and liabilities:
Decrease in other assets                            15       217
Increase in accrued interest                     3,341     1,011
Increase (decrease) in accounts payable,
accrued expenses and other liabilities
and tenant security deposits                      (295)       56

Net Cash Provided By Operating Activities        2,820     1,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate                      (1,309)        0
Capitalized improvements and leasing commission   (793)   (1,251)
Net proceeds from sales of real estate           2,476         0

Net Cash Used In Investing Activities              374    (1,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable  (2,742)      (97)
Prepayment penalty on extinguishment of debt       (55)        0
Partial repurchase of Zero Coupon Notes              0      (158)

Net Cash Used In Financing Activities           (2,797)     (255)

Net Increase in Cash and Cash Equivalents          397        73

Cash and Cash Equivalents at Beginning of Perio  7,521     1,119

Cash and Cash Equivalents at End of Period       7,918     1,192


Cash Paid for Interest                           1,349     2,507

               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                       September 30, 1995
                           (unaudited)



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

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. Management considers net realizable value for assets held for investment as the total of the estimated undiscounted future cash flows from the property. For assets held for sale, management considers net realizable value as estimated market value. Provisions for possible losses on real estate are recorded when management determines that the net book value of a specific real estate property is less than its net realizable value. At September 30, 1995, fourteen properties were classified as held for investment and one property was classified as held for sale. Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.

     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized on a level yield basis over the term of the related loan. The Trust has recorded deferred rent receivable of $854,000 and $1,157,000 at September 30, 1995 and December 31, 1994, respectively.

     Income Taxes. The Trust qualifies as a real estate investment trust (a "REIT") under Federal income tax law as long as it meets certain asset, income, and ownership tests and it distributes 95% of its taxable income annually. No provisions for Federal income taxes have been required or recorded to date.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1995
                           (unaudited)



Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 (the "Notes") totaling $16,365,000 (face amount at maturity). At September 30, 1995, the accreted value of these Notes was $12,727,000.


Note 4 - Litigation

     On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI") in State District Court in Dallas, Texas. The Trust's lawsuit alleges that MLI, by declaring the Trust in default and threatening acceleration of the notes, has breached the Note Purchase Agreement between MLI and the Trust and has unlawfully sought to coerce the Trust into relinquishing certain of its rights and further alleges that MLI has engaged in acts of bad faith and conspiracy. The lawsuit was subsequently amended to name as additional defendants Fidelity Management and Research Company and certain affiliates (the "Fidelity Entities"). The Trust is seeking recovery of damages of up to $20,000,000, plus an unspecified amount for punitive damages, and injunctive relief to prevent MLI and the Fidelity Entities from continuing to violate the Trust's rights.

     Due to the circumstances resulting in this litigation, the Trust elected not to make the semi-annual interest payment due on May 27, 1995. On June 13, 1995, the noteholder declared the entire principal amount outstanding of $45,239,000 and all accrued interest thereon immediately due and payable. The noteholder further indicated that effective June 13, 1995, interest on the principal amount outstanding would accrue at the default rate of 11.7% as provided in the Note Purchase Agreement. Although management disagrees with the imposition of the default rate by the noteholder based on the circumstances resulting in the litigation, generally accepted accounting principles require that interest be accrued at the default rate. Accordingly, the accompanying financial statements include accrued interest based on the default rate from June 13, 1995. In the event that the loan is determined to be immediately due and payable, and is not ultimately modified or restructured through the favorable resolution of the litigation or otherwise, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws.

     On October 3, 1995, The Manufacturers Life Insurance Company (U.S.A.), Inc. ("MLI-USA") intervened in the lawsuit asserting ownership of one of the notes. On the same day, MLI and MLI-USA filed counterclaims against the Trust seeking recovery of all amounts due under the notes. On October 19, 1995, the Trust filed answers to these counterclaims. On October 18, 1995, MLI filed an application for a temporary restraining order and injunction in the lawsuit, seeking to enjoin the Trust from paying a scheduled dividend to its shareholders on October 23, 1995. On October 20, 1995, the court, after hearing argument, denied MLI's application. On October 19, 1995, the Trust amended its lawsuit and filed an application for declaratory judgment and injunctive relief, stating that MLI had wrongfully declared a default and wrongfully accelerated the maturity of the notes.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the quarter and nine months ended September 30, 1995 and 1994. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), adjusted to exclude gains or losses from debt restructuring and sales of property, depreciation and amortization and to include adjustments for unconsolidated partnerships and joint ventures. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures.

                          (000)                 (000)
                      Quarter Ended       Nine Months Ended
                      September 30,         September 30,
                       1995      1994        1995        1994

Net loss             $(898)    $(906)    $(2,596)    $(3,371)
Loss on sales of
real estate              0         0         191           0
Extraordinary loss
on
extinguishment of
debt                     0         0          55           0
Depreciation and
amortization           663       846       2,109       2,511
Amortization of OID
on Zero
Coupon Notes due
1997                     0       404           0       1,155
Funds from
operations ("FFO")    (235)      344        (241)        295
Capitalized
improvements and
leasing commissions   (297)     (183)       (793)     (1,251)
Funds available for
distribution("FAD")  $(532)     $161     $(1,034)      $(956)

         Three Months Ended September 30, 1995 and 1994

     The net loss of the Trust decreased by $8,000 when comparing the quarter ended September 30, 1995 to the same quarter in 1994. This was the result of a slight increase in net operating income, a decrease in depreciation and amortization (due in part to the sale of the Quadrant property in February 1995), the effect of the November 1994 financing (which effectively replaced the amortization of the original issue discount on the zero coupon notes with interest expense), and an increase in Trust administrative expenses due to the current litigation costs.

      FFO decreased by $579,000 when comparing the quarter ended September 30, 1995 to the same quarter in 1994. The is attributable to the November 1994 financing (the amortization of the original issue discount on the zero coupon notes in 1994 is not included in the FFO calculation whereas the subsequent interest expense is) and the higher administrative expenses in 1995. FAD decreased by $693,000 due to these same factors and the higher level of tenant improvements and leasing commissions in 1995. These expenditures are indicative of the Trust's leasing activity and, over time, will decrease as the portfolio occupancy stabilizes.


          Nine Months Ended September 30, 1995 and 1994

      The  net  loss  of  the Trust decreased  by  $775,000  when comparing the first nine months of 1995 to the same period in 1994. This decrease resulted from the following: i) increased net operating income from property operations as overall occupancy and rental rates continued to improve; ii) a decrease in Trust administrative expenses due primarily to the high level of expenses related to contested proxy costs incurred in the first nine months of 1994; iii) a decrease in depreciation and amortization expense due to the sale of the Quadrant property in February 1995; iv) the effect of the November 1994 financing and the defeasance of the Trust's zero coupon notes; and, v) a loss related to the sale of the Quadrant property in February 1995 and the prepayment penalty associated with the payoff of a mortgage loan in May 1995.

      FFO for the nine months ended September 30, 1995 decreased by $536,000 from the same period in 1994 as a result of the November 1994 financing (the amortization of the original issue discount on the zero coupon notes in 1994 is not included in the FFO calculation whereas the subsequent interest expense is), the increase in net operating income of the properties and the decrease in Trust administrative expenses. FAD for the nine months ended September 30, 1995 was $78,000 lower than the year earlier period due to these same factors and the higher level of tenant improvements and leasing commissions in 1994. These expenditures are indicative of the Trust's leasing activity and, over time, will decrease as the portfolio occupancy stabilizes.

      The overall occupancy of the Trust's portfolio on September 30, 1995 was 95%. On a same property basis, overall occupancy increased to 95% at September 30, 1995 from 92% a year earlier. Same property revenue increased by 6.4% and net operating income increased by 9.9% when comparing the nine months ended September 30, 1995 to the same period in 1994. The increase in net operating income resulted from increased revenues due to improving occupancy and rental rates, as well as a slight decrease in operating expenses.


Liquidity and Capital Resources

      At September 30, 1995, the Trust had approximately $7.2 million in unrestricted cash reserves. These reserves could be decreased significantly should the Trust elect to purchase additional real estate properties or effect a refinancing or reduction of existing debt, including the unsecured debt described below. The Trust intends to continue efforts to recapitalize its debt structure and, should such an opportunity materialize, the Trust may seek to retire existing debt obligations with proceeds from secured debt financings, property sales, cash on hand or a combination of these sources. Such a transaction could require the Trust to utilize significantly all of its unrestricted cash reserves.

      As more fully described in Part II, Item 1. Legal Proceedings, the Trust is currently involved in litigation with its unsecured noteholder. Effective June 13, 1995, the noteholder declared the entire principal amount of $45,239,000 and accrued interest immediately due and payable and began accruing interest on the outstanding principal amount at the default rate of 11.7%. Although management disagrees with the imposition of the default rate by the noteholder based on the circumstances resulting in the litigation, generally accepted accounting principles require that the Trust accrue interest at the default rate. Management intends to vigorously defend against the actions of the defendants and believes that the
Trust's claims will ultimately be resolved favorably to the Trust. However, there is no assurance as to the ultimate resolution of this litigation. Accordingly, in the event that the loan is determined to be immediately due and payable, and is not ultimately modified or restructured through the favorable resolution of the litigation or otherwise, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity. The Trust has entered into negotiations with MLI regarding the settlement of the litigation, including the purchase by the Trust of the unsecured notes payable held by MLI at a discount. There can be no assurance that the Trust will be able to consummate a purchase of the notes with MLI or otherwise effect a settlement of this litigation.


     Based upon the Trust's current liquidity, and in view of the improving performance of the Trust's properties, the Trust declared a $0.04 distribution payable on October 23, 1995 to shareholders of record on October 12, 1995. Future distributions will be evaluated on a quarterly basis.

       The initial capitalization of the Trust included $179,698,000 face amount at maturity of Zero Coupon Notes due 1997 (the "Notes") secured by first or second liens on all of the Trust's properties. In November 1994, the Trust completed a $14,500,000 refinancing of two properties. The proceeds of this refinancing were used to partially in-substance defease a portion of the outstanding Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee as well as the release of the liens securing the Notes which encumbered the Trust's properties. At September 30, 1995, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $12,727,000, respectively.

       Capitalized improvements and leasing commissions were $793,000 for the nine months ended September 30, 1995 as compared to $1,251,000 for the same period in 1994. This decrease is primarily related to the significant increase in overall occupancy which occurred during the first nine months of 1994. In August 1995, the Trust purchased a 72,000 square foot warehouse/distribution property in Arlington, Texas for $1.3 million. The Trust expects an initial unleveraged yield in excess of 12% on this property.

     At September 30, 1995, the Trust had $17,632,000 in mortgage debt outstanding. Of this amount, $1,945,000 represented variable rate financing (with a weighted average interest rate of 10.75%) and $15,687,000 represented fixed rate financing (with a weighted average interest rate of 8.85%).



                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

      On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI") in the 134th Judicial District Court in Dallas, Texas. The suit alleges that MLI, which on April 21, 1995, had declared the Trust in default for non-monetary violations of the Note Purchase Agreement, had breached the Note Purchase Agreement between MLI and the Trust and had unlawfully sought to coerce the Trust into relinquishing certain of its rights. Specifically, the suit alleges that MLI and certain other entities had engaged in acts of bad faith and conspiracy in an attempt to force the Trust to consent to the transfer of the notes to a third party.

      On May 26, 1995, a First Amended Petition, Application for Declaratory Judgment, and Application for Injunctive Relief was filed, naming Fidelity Management and Research Company, Fidelity Galileo Fund L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust, and Fidelity Management Trust Company (together, the "Fidelity Entities") as additional defendants.

     On June 26, 1995, a Second Amended Petition, Application for
Declaratory Judgment, and Application for Injunctive Relief was filed, specifying damages to the Trust of up to $20,000,000, plus an unspecified amount for punitive damages.

     On October 3, 1995, The Manufacturers Life Insurance Company (U.S.A.), Inc. ("MLI-USA") intervened in the lawsuit asserting ownership of one of the notes. On the same day, MLI and MLI-USA filed counterclaims against the Trust seeking recovery of all amounts due under the notes. On October 19, 1995, the Trust filed answers to these counterclaims.

      On October 18, 1995, MLI filed an Application for Temporary Restraining Order and Injunctions in the lawsuit, seeking to enjoin the Trust from paying a scheduled dividend to its shareholders on October 23, 1995. On October 20, 1995, the court, after hearing argument, denied MLI's Application.

      On October 19, 1995, a Third Amended Petition, Application for Declaratory Judgment, and Application for Injunctive Relief was filed by the Trust, stating that MLI had wrongfully declared a default and wrongfully accelerated the maturity of the notes.

      The Trust has entered into negotiations with MLI regarding the settlement of the litigation, including the purchase by the Trust of the unsecured notes payable held by MLI at a discount. There can be no assurance that the Trust will be able to consummate a purchase of the notes with MLI or otherwise effect a settlement of this litigation.


Item 3.Defaults Upon Senior Securities.

       Reference is made to Item 3., Defaults Upon Senior Securities, in the Trust's Form 10-Q for the period ending June 30, 1995. As of September 30, 1995, the Trust has $45,239,000 in
principal indebtedness to MLI and approximately $3,744,000 of accrued interest thereon. The accrued interest reflects a default rate of 11.7% effective June 13, 1995.


Item 6.Exhibits and Reports on Form 8-K.

     (a)         Exhibits

             Exhibit No.                   Description
          27.1   (filed  herewith)         Financial Data Schedule

     (b)    Reports on Form 8-K

                                                            None.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)


Date:  November 2, 1995     /s/     MARC A. SIMPSON
                                   Marc A. Simpson,
                      Vice President and Chief Financial Officer
                          (principal accounting and financial
                            officer)