Form 10-K405
period 1995-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1996-04-01
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          Form 10-K

                         (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the Fiscal Year Ended December 31, 1995
                             OR
[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the Transition Period From ______ to ______

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

                                   Name of Each Exchange
Title of Each Class                 on Which Registered
Shares of Beneficial Interest      New York Stock Exchange
Par Value $0.40 Per Share

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to this Form 10-K.               X

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,747,525 as of March 22, 1996. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 22, 1996.

       9,075,400   Shares   of  Beneficial   Interest   were
outstanding as of March 22, 1996.



             AMERICAN INDUSTRIAL PROPERTIES REIT
            For The Year Ended December 31, 1995

                      TABLE OF CONTENTS
                          FORM 10-K

Securities and Exchange Commission Item Number and Description

                                                    Page
                           PART I.

Item 1.   Business                                    1
          General                                     1
          Revenue and Loss from
          Real Estate Operations                      2
          Geographic Analysis of Revenue              2
          Competition and Conflicts of Interest       3
          Employees                                   3
Item 2.   Properties                                  3
Item 3.   Legal Proceedings                           6
Item 4.   Submission of Matters to a Vote
          of Shareholders                             7

                          PART II.

Item 5.   Market for Registrant's Common Equity
          and Related Shareholder Matters             8
Item 6.   Selected Financial Data                     8
Item 7.   Managements' Discussion and Analysis of
          Financial Condition and
          Results of Operations                       9
          Results of Operations                       9
          Liquidity and Capital Resources            11
Item 8.   Financial Statements and
          Supplementary Data                         13
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                       13

                          PART III.

Item 10.  Trust Managers and Executive Officers
          of the Trust                               13
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                      16
Item 13.  Certain Relationships and
          Related Transactions                       16

                          PART IV.

Item 14.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K                    16


SIGNATURES                                           19


Index to Consolidated Financial Statements and Financial
Statement Schedule                                  F-1


                             PART I.

ITEM 1.  Business

General

  American Industrial Properties REIT (the "Trust"), a Texas real estate investment trust, was organized as Trammell Crow Real Estate Investors on September 26, 1985 by the issuance of 13,400 Shares of Beneficial Interest (the "Shares"). On November 27, 1985, the Trust issued 9,062,000 in additional Shares and commenced operations. The Trust's investment objective is to maximize the total return to its Shareholders through the acquisition, leasing, management and disposition of industrial real estate properties.

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

   The Trust is engaged in the operation of developed industrial real estate properties and one retail real estate property. The Trust leases space in its properties to a variety of tenants. The industrial properties are leased for office, office-showroom, warehouse, distribution, research and development, and light assembly purposes. The retail property is leased to retail merchandise establishments, restaurants, and a cinema. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. Rents and tenant reimbursements related to Tamarac Square, the Trust's retail property, were approximately 30%, 31% and 30% of the Trust's total revenues in 1995, 1994 and 1993, respectively. On December 31, 1995, the Trust's portfolio consisted of 14 industrial properties located in California, Maryland, Minnesota, Texas, Washington and Wisconsin, and one retail property located in Colorado.

   As part of its initial capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997 (the "Notes"). In 1991, the Trust began an effort to retire the outstanding Notes, which were accreting at 12%. The Trust utilized net proceeds from property sales and issuance of certain unsecured notes payable to substantially reduce the amount of Notes outstanding during 1991, 1992 and 1993, thereby reducing the amount of outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust partially in-substance defeased $12,696,000 (face amount at maturity) of the outstanding Notes with proceeds from disposal of short term investments. During the first half of 1994, the Trust purchased $239,000 (face amount at maturity) of Notes and submitted the Notes to the Trustee for cancellation. In November 1994, $3,669,000 (face amount at maturity) of the outstanding Notes were partially in-substance defeased with the proceeds from a refinancing of certain of the Trust's properties. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding of approximately $2,887,000 (face amount at maturity) in the open market and submitted the Notes to the Trustee for cancellation. As a result of the 1994 defeasance, the liens securing the Notes on each of the Trust's properties were released.

   In connection with the retirement of certain Notes, the Trust issued $53,234,000 in unsecured promissory notes in February 1992. The terms of these unsecured notes included an 8.8% fixed rate of interest, semi-annual interest only payments commencing May 1993, the deferral of interest due prior to May 1993, and a mandatory principal payment on or before November 27, 1993. On December 31, 1992, the Trust used $11,648,000 of the net sales proceeds from its 1992 sales of real estate to make a principal and interest payment on the 8.8% unsecured notes which included the mandatory principal payment due November 27, 1993. The unsecured notes mature November 27, 1997 and can be prepaid at any time prior to maturity without penalty. See Item 3. Legal Proceedings.

  The Trust has expressed its desire to geographically focus its operations in the interior of the country. As such, the Trust may attempt to sell certain properties and reinvest such proceeds in properties in targeted markets. In December 1993, the Trust purchased an industrial distribution property in Dallas, Texas. In February 1995, the Trust sold its industrial distribution property in Ft. Lauderdale, Florida and in August 1995, the Trust purchased an industrial distribution property in Arlington, Texas.

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

  The Trust is currently involved in significant litigation.
See Item 3. Legal Proceedings.

Revenue and Loss from Real Estate Operations

   The breakdown of revenue and loss from real estate operations for each of the years ended December 31, 1995, 1994, and 1993 is as follows (in thousands):

                                                          1995         1994          1993
Rents and reimbursements from unaffiliated tenants:
     Industrial                                        $   7,885    $   7,639     $   6,944
     Retail                                                3,525        3,441         3,182
Rents and tenant reimbursements                           11,410       11,080        10,126
Interest income                                              369          146           515
Total revenue                                             11,779       11,226        10,641
Property operating expenses                               (3,851)      (3,952)       (4,134)
Depreciation and amortization                             (2,847)      (3,133)       (3,140)
Interest expense and amortization of original issue
     discount on Zero Coupon Notes due 1997               (6,415)      (5,270)       (6,055)
Administrative expenses                                   (2,404)      (2,532)       (2,433)
Provisions for possible losses on real estate               (600)        (650)         -
Loss from real estate operations                        $ (4,338)    $ (4,311)     $ (5,121)


Geographic Analysis of Revenue

   The geographic breakdown of the Trust's rents and tenant reimbursements for each of the years ended December 31, 1995, 1994, and 1993 is as follows (in thousands):

                Market                       1995          1994         1993
Baltimore industrial                       $     577     $     583    $     597
Dallas industrial  (a)                         2,575         2,259        1,628
Ft. Lauderdale industrial  (b)                    71           384          451
Houston industrial                             1,387         1,197        1,391
Los Angeles industrial                           922           936          916
Milwaukee industrial                             906           982          700
Minneapolis industrial                           824           721          684
Seattle industrial                               623           577          587
Denver retail                                  3,525         3,441        3,182
Other                                          -            -              (10)
Total rents and tenant reimbursements       $ 11,410      $ 11,080     $ 10,126

      _____________________
      (a) One property was purchased in December 1993 and one property was purchased in August 1995.
      (b)   The Ft. Lauderdale property was sold in
February 1995.


Competition and Conflicts of Interest

  The Trust owns industrial properties in Baltimore, Dallas, Houston, Los Angeles, Milwaukee, Minneapolis, and Seattle, and one retail property in Denver. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

   TCC Entities are employed as property managers on twelve of the Trust's fifteen properties. TCC Entities, which also own or manage additional properties in each market in which the Trust owns properties, may have relationships and interests that conflict with those of the Trust. Although the Trust actively monitors this situation, there is no assurance that a potential conflict would be resolved in favor of the Trust. Each of the property management agreements with the TCC Entities is cancelable with thirty days notice.

Employees

   The  Trust  currently employs six people on  a  full-time
basis.   Information  regarding executive  officers  of  the
Trust is set forth in Item 10 of Part III of this Form 10-K and is incorporated herein by reference.


ITEM 2.    Properties

   As of December 31, 1995, the Trust owned 15 real estate properties consisting of 14 industrial developments and one enclosed specialty retail mall. The Trust sold one industrial property in January 1993 and another industrial property in February 1995. The Trust purchased one industrial property in December 1993 and another industrial property in August 1995. A description of the properties owned by the Trust as of December 31, 1995, as well as related leased occupancy and mortgage indebtedness, is presented below.

Baltimore Industrial

  Patapsco Industrial Center

     Patapsco Industrial Center is a five-building, two phase industrial park located in Linthicum Heights, Maryland, a suburb of Baltimore. The project comprises approximately 95,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 83%. The Trust is currently soliciting offers for the sale of Patapsco Industrial Center and anticipates consummation of the sale in the second quarter of 1996.

     The  Trust  is a 99.99% general partner of the  limited
  partnership   that  currently  owns  Patapsco   Industrial
  Center.   The  limited partner's interest  is  held  by  a
  wholly-owned subsidiary of the Trust.


Dallas Industrial

  Beltline Business Center

     Beltline Business Center consists of three industrial buildings located in Irving, Texas, a suburb of Dallas, that are 100% finished for office space and, together, comprise approximately 61,000 square feet of net rentable space. The Trust's corporate offices, comprising approximately 2,500 square feet of space, are located in this property. As of December 31, 1995, leased occupancy (including space leased to the Trust) was 94%.

  Gateway 5 and 6

     Gateway  5  and 6 consists of two industrial  buildings
  located  in Irving, Texas comprising approximately  79,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 100%.

  Meridian Street Warehouse

     The  Meridian  Street Warehouse,  purchased  in  August
  1995, is an industrial distribution property in Arlington, Texas comprising approximately 72,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 100%.

  Northgate II

     Northgate II consists of four industrial buildings located within a 21-building industrial park in Dallas,
  Texas. The project consists of approximately 236,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 98%.

  Northview Distribution Center

      Northview Distribution Center consists of two industrial buildings located in Dallas, Texas. The project consists of approximately 175,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 100%. Northview Distribution Center is subject to a mortgage with a principal amount outstanding of $2,224,000 as of December 31, 1995.

     The  Trust  is  a 99% limited partner  in  the  limited
  partnership which owns Northview Distribution  Center.   A
  wholly-owned subsidiary of the Trust is the 1% general partner.


Houston Industrial

  Plaza Southwest

     Plaza Southwest consists of five industrial buildings in Houston, Texas comprising approximately 149,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 79%.

  Commerce Park

     Commerce Park consists of two industrial buildings in Houston, Texas comprising approximately 87,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 100%.

  Westchase Park

     Westchase Park consists of two industrial buildings in Houston, Texas comprising approximately 47,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 95%.


Los Angeles Industrial

  Huntington Drive Center

     Huntington Drive Center consists of a two-story office building and an industrial building comprising approximately 62,000 square feet of net rentable space located in Monrovia, California, a suburb of Los Angeles. As of December 31, 1995, leased occupancy was 95%.


Milwaukee Industrial

  Northwest Business Park

     Northwest Business Park consists of three industrial buildings comprising approximately 143,000 square feet of net rentable space located in Menomonee Falls, Wisconsin, a suburb of Milwaukee. As of December 31, 1995, leased occupancy was 92%. Phase I of Northwest Business Park is subject to a mortgage with a principal amount outstanding of $1,302,000 at December 31, 1995.


Minneapolis Industrial

  Burnsville

      Burnsville   consists  of  one   industrial   building
  comprising approximately 46,000 square feet of net rentable space located in Burnsville, Minnesota, a suburb of Minneapolis. As of December 31, 1995, leased occupancy was 98%. Burnsville is subject to a first mortgage with a principal amount outstanding of $1,940,000 as of December 31, 1995. In 1995, pursuant to an extension option in the loan agreement, the Trust elected to extend the maturity of the first mortgage to May 1998.

  Cahill

     Cahill  consists of one industrial building  comprising
  approximately  60,000 square feet of  net  rentable  space
  located in Edina, Minnesota, a suburb of Minneapolis.   As
  of December 31, 1995, leased occupancy was 100%.


Seattle Industrial

  Springbrook Business Park

     Springbrook Business Park consists of one industrial building located in Kent, Washington, a suburb of Seattle, comprising approximately 81,000 square feet of net rentable space. As of December 31, 1995, leased occupancy was 100%.


Denver Retail

  Tamarac Square

     Tamarac Square, located in Denver Colorado, consists of an enclosed specialty retail mall of approximately 139,000 net rentable square feet with an adjacent convenience center of approximately 33,000 net rentable square feet, two free-standing buildings of approximately 8,000 net rentable square feet each, a separate free-standing building of approximately 9,000 net rentable square feet and two ground leases comprising approximately 4.91 acres. During 1993, the Trust completed a $2 million renovation of Tamarac Square. As of December 31, 1995, leased occupancy was 88%. Tamarac Square is subject to a mortgage with a principal amount outstanding of $12,110,000 as of December 31, 1995.

     The  Trust  is  a 99% limited partner  in  the  limited
  partnership  which  owns Tamarac Square.   A  wholly-owned
  subsidiary of the Trust is the 1% general partner.

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square. The source of the contamination is apparently related to underground storage tanks ("USTs") located on adjacent property. The owner of the adjacent property has indemnified the Trust against costs related to the remediation of such contamination. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment ("Department"). The plan was approved by the Department and is intended to address the identified contamination. The Plan estimates completion within approximately three (3) years.


ITEM 3.   Legal Proceedings

The Manufacturers Life Insurance Company

   On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI"), the holder of the Trust's $45,239,000 8.8% unsecured notes payable, in the 134th Judicial District Court in Dallas, Texas. The suit alleges that MLI, which on April 21, 1995, had declared the Trust in default for non-monetary violations of the Note Purchase Agreement, had breached the Note Purchase Agreement between MLI and the Trust and had unlawfully sought to coerce the Trust into relinquishing certain of its rights. Specifically, the suit alleges, among other things, that MLI and certain other entities had engaged in acts of bad faith and conspiracy in an attempt to force the Trust to consent to the transfer of the Trust's notes held by MLI to a third party. The suit was subsequently amended to name Fidelity Management and Research Company, Fidelity Galileo Fund L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust, and Fidelity Management Trust Company (together, the "Fidelity Entities") as additional defendants and to specify damages to the Trust of up to $20,000,000, plus an unspecified amount for punitive damages.

   Based on the facts surrounding this lawsuit, the Trust elected not to make a scheduled semi-annual interest payment on May 27, 1995. MLI thereafter declared the entire principal amount and all accrued interest on the unsecured notes due and payable and began accruing interest, effective June 13, 1995, at the 11.7% default rate specified in the Note Purchase Agreement.

   On October 3, 1995, The Manufacturers Life Insurance Company (U.S.A.), Inc. ("MLI-USA") intervened in the lawsuit asserting ownership of one of the notes. On the same day, MLI and MLI-USA filed counterclaims against the Trust seeking recovery of all amounts due under the notes. On October 19, 1995, the Trust filed answers to these counterclaims.

   On October 18, 1995, MLI filed an Application for Temporary Restraining Order and Injunctions in the lawsuit, seeking to enjoin the Trust from paying a scheduled distribution to its shareholders on October 23, 1995. On October 20, 1995, the court, after hearing argument, denied MLI's Application.

  On October 19, 1995, a Third Amended Petition, Application for Declaratory Judgment, and Application for Injunctive Relief was filed by the Trust, stating that MLI had wrongfully declared a default and wrongfully accelerated the maturity of the notes.

   Although there can be no assurance as to the outcome of the litigation, management intends to vigorously defend against the actions of the defendants and believes that the Trust's claims will ultimately be resolved favorably to the Trust. Although the Trust has, on occasion, entered into negotiations with MLI regarding the settlement of this litigation, including the possible purchase by the Trust of the unsecured notes at a discount, there is no assurance that such negotiations will be successful. Accordingly, in the event that the loan is determined to be immediately due and payable, and is not otherwise modified or restructured, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

Paul O. Koether and Pure World, Inc.

   On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas, against Pure World, Inc. and Paul O. Koether. The suit alleges, among other things, violations under federal and state securities law for material misrepresentations and omissions made by the defendants in filings made with the Securities and Exchange Commission regarding undisclosed meetings and correspondence between the defendants and representatives of MLI, the Trust's largest unsecured creditor, regarding the proposed purchase at a discount of the Trust's unsecured notes held by MLI. The Trust seeks injunctive relief preventing future discussions with MLI regarding the purchase of the Trust's unsecured notes, further attempts to gain control of the Trust by the defendants and any further purchases of shares in the Trust by the defendants until proper disclosures are made. In addition, the Trust seeks a declaratory judgment regarding enforcement of the share ownership restrictions contained in the Trust's Bylaws and injunctive relief preventing the voting of shares accumulated in excess of the share ownership limitations contained in the Bylaws. The Trust also seeks recovery of distributions paid on shares accumulated in excess of these share ownership limitations.

   On January 30, 1996, the defendants filed an answer, counterclaims and a third party complaint. The third party complaint was filed against the Trust Managers of the Trust. In their counterclaim, the defendants are requesting that certain Bylaw amendments be stricken, that the court issue an injunction until an additional independent Trust Manager is appointed, that a receiver be appointed for the assets and business of the Trust, and that the Trust recover certain funds from the Trust Managers. The Trust filed a Motion to Dismiss, which the court granted in part, requiring the defendants to replead their counterclaim. Although management believes these counterclaims to be without merit, no assurance can be given regarding the ultimate outcome of this litigation. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

Robert Strougo

   On February 22, 1996, a class action and derivative complaint was filed against the Trust and its Trust Managers by an alleged shareholder of the Trust, Robert Strougo. The suit alleges, among other claims, interference with shareholders' franchise rights and breach of fiduciary duty and seeks recovery of unspecified damages and attorneys' fees. Strougo has filed a Motion to Transfer his case to the court in which the lawsuit referred to as "Paul O. Koether and Pure World, Inc." is pending. Although management believes that this suit is without merit, no assurance can be given regarding the ultimate outcome of this litigation and its financial effect upon the Trust.


ITEM 4.    Submission of Matters to a Vote of Shareholders

  Pursuant to a proxy statement dated November 13, 1995, the Annual Meeting of Shareholders was held on December 13, 1995 for purposes of election of Trust Managers and ratification of the selection of independent auditors. Representatives of a major Shareholder of the Trust, Pure World, Inc., proposed their own nominees for election as Trust Managers and proposed amendments to the Trust's Bylaws. No nominee achieved the two-thirds vote of all outstanding Shares required for election as a Trust Manager or the majority vote of all outstanding Shares required for re-election. Accordingly, the existing Trust Managers have continued in their capacity as Trust Managers. Item 5 of Form 8-K dated January 5, 1996 (File No. 1-9016) reporting the Shareholder voting results of the Annual Meeting is hereby incorporated by reference herein.

                          PART II.

ITEM  5.      Market  for  Registrant's  Common  Equity  and
Related Shareholder Matters

   The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND". The following table sets forth for the periods indicated the high and low sales price of the Trust's Shares, and the cash distributions declared per Share:

  Quarter  ended            High     Low     Distributions

  December 31, 1995       2 1/2     1 5/8          $.04
  September 30, 1995          2     1 3/8           .00
  June 30, 1995           1 5/8     1 1/8           .00
  March 31, 1995          1 1/2     1 1/4           .00

  December 31, 1994       1 7/8     1 1/4           .00
  September 30, 1994      1 3/4     1 1/4           .00
  June 30, 1994           2 1/8     1 5/8           .00
  March 31, 1994          2 1/2     1 3/4           .00

   In December 1993, the Trust announced a suspension of quarterly distributions to Shareholders until such time as the Zero Coupon Notes were fully defeased and distributions could be supported by the positive cash flow of the Trust. Based upon the liquidity of the Trust and its improving property operations, the Trust reinstituted a distribution during the fourth quarter of 1995. A distribution of $0.04 per share was declared on October 2, 1995, payable on October 23, 1995 to shareholders of record on October 11, 1995. The Trust intends to evaluate future distributions on a quarterly basis.

   As of March 22, 1996, the closing sale price per Share on
the  NYSE  was  $1 5/8.  On such date, there were  9,075,400 outstanding Shares held by 1,898 Shareholders of record.


ITEM 6.     Selected Financial Data

  The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1995. This information should be read in conjunction with the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this report.

                                                          Year Ended December 31,
                                            1995       1994        1993       1992     1991
                                           (in thousands except share and per share data)
Operating data:
 Total revenues                           $11,779    $11,226    $10,641    $15,139    $16,488
 Loss from real estate operations(a)       (4,338)    (4,311)    (5,121)   (18,719)   (13,786)
 Net loss(a)                               (4,584)    (4,655)    (7,867)   (17,593)    (9,162)
 Per share:
Loss from real estate operations(a)       $(0.48)    $(0.47)    $(0.57)    $(2.06)    $(1.52)
  Net loss(a)                              (0.51)     (0.51)     (0.87)     (1.94)     (1.01)
  Distributions paid                        0.04       -          0.16       0.20       0.42
Balance sheet data:
Total assets                              $89,382    $92,550    $88,297   $110,446   $147,877
 Total debt                                62,815     65,613     57,078     68,578     87,141
 Shareholders' equity                      19,248     24,196     28,851     38,171     57,579

     (a) Loss from real estate operations and net loss for 1995, 1994, 1992 and 1991 include provisions for possible losses on real estate of $600,000, $650,000, $14,094,000 and $9,371,000, respectively.


ITEM 7.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations

   The following discussion should be read in conjunction with Item 6. Selected Financial Data and the Consolidated
Financial Statements of the Trust and accompanying Notes included elsewhere in this report.

Results of Operations

  Comparison of 1995 to 1994

   Property revenues increased from $11,080,000 in 1994 to $11,410,000 in 1995, resulting from the stabilization in occupancy of the Trust's portfolio and improving rental rates in selected markets. Property operating expenses decreased from $3,952,000 in 1994 to $3,851,000 in 1995, primarily due to the net effect of a sale of a property in February 1995 and the purchase of a property in August 1995. Property net operating income increased from $7,128,000 in 1994 to $7,559,000 in 1995, an increase of 6.0%. On a same property basis, net operating income increased from $6,927,000 in 1994 to $7,474,000 in 1995, an increase of
7.9%. Overall leased occupancy of the portfolio was 93.7% at December 31, 1995 compared to 93.2% at December 31, 1994.

  Loss from real estate operations increased from $4,311,000 in 1994 to $4,338,000 in 1995 as a result of the increase in net operating income and an increase in interest income of $223,000 (due to higher invested balances resulting from the non-payment of interest to the Trust's unsecured lender), a decrease in total administrative expenses of $128,000 (as a result of two proxy contests in 1994 versus one in 1995), a net increase in interest expense of $1,215,000 (due to the November 1994 refinancing transaction and the default rate interest accrued by the Trust in 1995 of $724,000), a decrease in depreciation and amortization of $356,000 (due to the Trust's property transactions in 1995), and a decrease in provision for possible losses on real estate of $50,000 (due to the timing of writedowns related to properties held for sale).

   During 1995, the Trust recognized a loss on the sale of its Quadrant property of $191,000 and an extraordinary loss of $55,000 related to the prepayment of an outstanding mortgage loan. In 1994, the Trust recognized an extraordinary loss of $344,000 on the partial in-substance defeasance of Zero Coupon Notes due 1997.

   During 1995, the Trust incurred approximately $980,000 in expenses related to litigation, a proxy contest in connection with issues before the shareholders at the Trust's annual meeting and attempted recapitalization costs, compared to approximately $1,027,000 in 1994. During 1994, the Trust had no litigation expenses but incurred costs related to two proxy contests. These expenses will cease upon the resolution of outstanding litigation and in the absence of additional proxy contests.

   The Trust recorded a provision for possible loss on real estate related to its Patapsco property at December 31, 1995 of $600,000. This provision follows a $650,000 provision made at December 31, 1994. The Trust began marketing this property in early 1995 and currently anticipates its sale in the second quarter of 1996.


  Comparison of 1994 to 1993

   During 1994, property revenues increased to $11,080,000 from $10,126,000 in 1993 as a result of the purchase of a property in December 1993 and an overall increase in occupancy of the Trust's portfolio. As a result, property net operating income increased from $5,992,000 in 1993 to $7,128,000 in 1994. On a same property basis, net operating income increased from $5,941,000 in 1993 to $6,684,000 in 1994, an increase of 12.5%. Overall leased occupancy at December 31, 1994 was 93.2%, compared to 89.2% a year earlier.

   Loss from real estate operations improved from $5,121,000 in 1993 to $4,311,000 in 1994 as a result of the improvement in net operating income and a decrease in interest income of $369,000 (related to the Trust's partial in-substance defeasance in December 1993), a decrease in amortization of original issue discount on Zero Coupon Notes due 1997 of $972,000 (due to the defeasance of the Zero Coupon Notes due
1997) and a provision for possible losses on real estate of $650,000 in 1994. The net loss of the Trust decreased from $7,867,000 in 1993 to $4,655,000 in 1994 as a result of these factors as well as an extraordinary loss recorded in 1993 of $2,530,000 related to the partial in-substance defeasance of Zero Coupon Notes due 1997. In 1994, the Trust recorded an extraordinary loss of $344,000 related to another partial in-substance defeasance of Zero Coupon Notes due 1997. During 1994, a significant increase in interest rates had a favorable effect on the costs of defeasing the remaining Notes.

   Total Trust administration and overhead expenses were $2,532,000 in 1994 as compared to $2,433,000 in 1993.
Included in the 1994 amount was approximately $1,027,000 related to two proxy contests and attempted recapitalization costs. The 1993 amount includes $716,000 paid to the Trust's former advisor (including a $435,000 termination fee) as well as $411,000 related to a nonroutine proxy solicitation and special meeting of shareholders and certain recapitalization costs.

   In the fourth quarter of 1994, the Trust reclassified two of its properties from held for investment to held for sale and recorded a provision for possible losses on real estate of $650,000. No such provision was recorded in 1993.

  Analysis of Cash Flows

   Cash flow used in operating activities in 1995 was $769,000. This amount reflects the results of operations, including interest expense. As a result of the Trust's MLI litigation (see Item 3. Legal Proceedings), no interest was paid in 1995 on the Trust's $45,239,000 8.8% unsecured notes payable. The resulting increase in accrued interest of $4,674,000 is reflected in cash flow from financing activities. Accrued interest includes the accrual of default rate interest approximating $724,000 at December 31, 1995.

   Cash flow from investing activities in 1995 was $144,000, representing the amounts expended on capitalized improvements and leasing commissions and the acquisition of the Meridian property in August 1995, as well as net proceeds from the sale of the Quadrant property in February 1995.

    Cash flow from financing activities in 1995 was $1,457,000. This amount reflects the retirement of the mortgage debt on the Quadrant property and on the Patapsco property which is currently held for sale. This amount also reflections a distribution to shareholders, a prepayment penalty on the retirement of the Patapsco mortgage debt and the previously discussed increase in accrued interest of $4,674,000.

  Funds from Operations

   In March 1995, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") issued its White Paper on Funds from Operations ("FFO") which clarified the treatment of certain items in determining FFO and recommended additional supplemental disclosures. The Trust has adopted the recommendation of NAREIT for fiscal year 1995 and restated its FFO calculation for prior years. The changes promulgated by NAREIT eliminate the add back of depreciation and amortization of non real estate items, including the amortization of deferred financing costs, in determining FFO. The revised definition of FFO is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. Funds Available for Distribution ("FAD") is also presented as it more accurately portrays the ability of the Trust to make distributions since it reflects capital expenditures. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. FFO and FAD are calculated as follows:

                                                             Year Ended December 31,
                                                          1995(a)  1994(a)(b)    1993(b)
                                            (in thousands except share and per share data)

   Net loss                                            $(4,584)     $(4,655)    $(7,867)
          Add back:
          Extraordinary loss on extinguishment of debt      55            -           -
          Loss on sales of real estate                     191            -         216
      Provision for possible losses on real estate         600          650         -
      Real estate depreciation and amortization          2,771        3,102       3,096
      Default rate interest accrual                        724            -           -
   Extraordinary loss on partial in-substance
   defeasance of Zero Coupon Notes .                         -          344       2,530
   Funds from Operations                                 $(243)       $(559)    $(2,025)

   Non-cash effect of straight-line rents on FFO         $(161)       $(156)       $251

   Funds from Operations                                 $(243)       $(559)    $(2,025)
  Capitalized improvements and leasing commissions(c)   (1,023)      (1,476)     (1,814)
   Funds available for distribution                    $(1,266)     $(2,035)    $(3,839)

   Per share:
   Funds from operations                                $(0.03)      $(0.06)     $(0.22)
   Funds available for distribution                     $(0.14)      $(0.22)     $(0.42)
   Number of Shares outstanding (000)                 9,075.4      9,075.4     9,075.4

     -------------------------------------------
     (a)The Trust sold one property in February 1995 and purchased one property in August 1995. The property sold in
     February 1995 contributed $201,000 to 1994 FFO and  the
     property  purchased in August 1995 contributed  $36,000
     to 1995 FFO.
     (b)The Trust purchased one property in December 1993 which contributed $420,000 to 1994 FFO.
     (c) Capitalized improvements and leasing commissions is classified as follows for the year ending December 31, 1995:

                                                   Amount       PSF
     Tenant improvements - new tenants             $  343    $ 2.58
     Tenant improvements - renewing tenants           184      1.30
     Leasing costs - new tenants                      168      1.16
     Leasing costs - renewing tenants                 107      0.55
     Expansions and major renovations                 221      0.13
     Total                                         $1,023

Liquidity and Capital Resources

   The principal sources of funds for the Trust's liquidity requirements are funds generated from operations of the Trust's real estate assets and unrestricted cash reserves. As of December 31, 1995, the Trust had $7,694,000 in unrestricted cash on hand. The Trust presently anticipates that these cash reserves will provide sufficient funds for all currently known liabilities and commitments relating to the Trust's operations during 1996, with the exception of an adverse resolution of the MLI litigation and the Trust's obligations with respect to the MLI indebtedness (see ITEM
3. Legal Proceedings). Should this litigation and the Trust's obligations with respect to the MLI indebtedness be resolved on a basis unfavorable to the Trust, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws. The costs of pursuing this litigation and defending against the actions of the defendants in the MLI litigation and the litigation with Paul O. Koether and Pure World, Inc. referred to in Item 3. Legal Proceedings are expected to be significant and could adversely affect the Trust's resources and liquidity.

  Due to the facts surrounding the MLI litigation, the Trust did not make any interest payments in 1995 on its $45,239,000 8.8% unsecured notes payable. The Trust currently does not anticipate making any interest payments on this debt until the related litigation is resolved. In the absence of a resolution to this litigation, the Trust anticipates that it will generate positive cash flow during 1996, thus increasing unrestricted cash reserves. As of December 31, 1995, the accrued interest on this debt, including default interest accrued at 11.7% since June 13, 1995, is $5,078,000.

   The unrestricted cash reserves of the Trust could be decreased significantly should the Trust elect to purchase additional real estate properties or effect a refinancing or reduction of existing debt, including the unsecured debt described above. The Trust intends to continue efforts to recapitalize its debt structure and, should such an opportunity materialize, the Trust may seek to retire existing debt obligations with proceeds from secured debt financings, property sales, cash on hand or a combination of these sources.

   In November 1994, the Trust completed a $14,500,000 refinancing of two of its properties, Tamarac Square in Denver, Colorado, and Northview Distribution Center in Dallas, Texas. The proceeds of this financing were used to partially in-substance defease a portion of the outstanding Zero Coupon Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee. The terms of each loan, as modified in June 1995, include a fixed interest rate of 8.40%, 25-year principal amortization, certain prepayment penalties, and maturity in December 2001.

   Based upon the Trust's liquidity and the improving performance of the Trust's properties, the Trust declared a distribution of $0.04 per share in October 1995. This was the first distribution by the Trust since November 1993. In February 1996, the Trust paid a distribution of $0.04 per share. The Trust intends to evaluate future distributions on a quarterly basis.

  The Trust currently has borrowings secured by mortgages on the properties totaling $17,576,000. Of this amount, approximately $1,940,000 represents variable rate financing with a weighted average interest rate of 10.75% and $15,636,000 represents fixed rate financing with a weighted average interest rate of 8.62%. The overall weighted average interest rate on the Trust's mortgage debt is 8.85%. Annual debt service on these borrowings amounts to $1,778,000 (see the Notes to Consolidated Financial Statements for additional detail concerning the terms of the mortgage notes payable).

   The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 25% to 30% of the Trust's tenants and related revenue annually. Such turnover requires capital outlays related to tenant improvements and leasing commissions in order to maintain or improve the Trust's occupancy levels. These costs amounted to $1,023,000 in the year ended December 31, 1995 and $1,476,000 in the year ended December 31, 1994. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activity and related escrows. No capital improvements or renovations of significance are anticipated in the near future for any of the Trust's properties, with the possible exception of a large retail lease at the Trust's retail property. Such a lease, if agreed to, could result in expenditures for tenant improvements in excess of $500,000.

   Management intends to pursue a strategy designed to lower the Trust's cost of capital and enable the Trust to make additional investments in industrial properties through the use of additional equity and/or debt financings. In order for the Trust to issue additional equity for this purpose (in excess of the 924,600 Shares currently authorized but unissued), the Trust will need to increase its authorized Share limit and/or have the ability to issue additional classes of stock (such as preferred stock), either of which would require an amendment of the Declaration of Trust by the affirmative vote of holders of two-thirds of the outstanding Shares. In the event the Trust determines to pursue equity financing through an increase of its authorized Share limit as described above, there can be no assurance that the requisite shareholder vote will be attained. Further, there can be no assurance that any such equity or debt financing will be available to the Trust in the future.

ITEM 8.   Financial Statements and Supplementary Data

  The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement
Schedule appearing on Page F-1 of this Form 10-K.


ITEM 9.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

  None.





                          PART III.


ITEM 10. Trust Managers and Executive Officers of the Trust

   The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions are as follows:

  Name                   Age      Position(s) and Office(s) Held

  William H. Bricker     64        Trust Manager

  Robert E. Giles        48        Trust Manager

  Charles W. Wolcott     43        Trust Manager, President
                                   and Chief Executive Officer

  Marc A. Simpson        41        Vice President and Chief
                                   Financial Officer, Secretary
                                   and Treasurer

  David B. Warner        37        Vice President and Chief
                                   Operating Officer

     William H. Bricker, Trust Manager.  Mr. Bricker  has
  served  as President of DS Energy Services Incorporated
  and   has   consulted   in   the   energy   field   and
  international  trade  sine  1987.   In  May  1987,  Mr.
  Bricker  retired  as the Chairman and  Chief  Executive
  Officer  of Diamond Shamrock Corporation where he  held
  various  management  positions from  1969  through  May
  1987.    Mr.   Bricker  is  a  director  of   the   LTV
  Corporation,  the  Eltech Systems Corporation  and  the
  National   Paralysis  Foundation.   He   received   his
  Bachelor of Science and Masters of Science degrees from Michigan State University.

     Robert  E.  Giles,  Trust Manager.   Mr.  Giles  was
  appointed  as  a Trust Manger on March 15,  1996.   Mr.
  Giles  is  currently the owner and President of  Robert
  E.  Giles Interests, Inc., a real estate consulting and
  development  firm.    Mr. Giles  was  a  Vice-President
  with  the  J.E. Roberts Companies, Inc.  from  1994  to
  1995.   From 1990 to 1994, Mr. Giles was President  and
  a Director of National Loan Bank, a publicly held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles holds Bachelors and Masters degrees from the University of Texas at Austin and the University of Texas at Arlington, respectively.

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


   The Trust Managers have appointed two committees, the Audit Committee and the Compensation Committee. Both the Audit and Compensation Committees include only Trust Managers which are independent of management and who are free from any relationship that would interfere with the exercise of their independent judgment. The Audit Committee appoints the independent public accountants for the Trust subject to the approval of the Shareholders at the Annual Meeting and consults with the accountants on the Trust's audited financial statements and on the efficacy of the Trust's internal control systems. The Compensation Committee establishes guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors, including review of compensation to executive officers of comparable entities and recommendations of independent compensation consultants. During 1995, Mr. Bricker was the sole independent Trust Manager and member of these committees. The Trust does not have a Nominating Committee.


ITEM 11.   Executive Compensation

   In 1995, the Trust paid its independent Trust Manager an annual fee of $20,000 for services as a Trust Manager plus $1,000 for each meeting of the Trust Managers or a committee of the Trust Managers attended in person. In addition, Trust Managers are reimbursed for their expenses incurred in connection with their duties as Trust Managers. In addition to the annual fee, Mr. Bricker received $17,000 in 1995 for attendance at Trust Manager and committee meetings. Mr. Wolcott did not receive any compensation for his services as a Trust Manager.

    The following table sets forth certain information regarding the compensation paid to the Trust's executive officers during the three years ended December 31, 1995:

                                        Summary Compensation Table

                                                  Fiscal                 Annual Compensation
Name and Principal Position                        Year         Salary         Bonus           Other

Charles W. Wolcott                                 1995       $189,000       $72,000 (c)      $7,040 (e)
   President and Chief Executive Officer           1994       $180,000       $62,100 (d)      $7,222 (f)
                                                   1993       $115,000       $50,000          $4,463

Marc A. Simpson....                                1995       $105,000       $40,000 (c)      $6,838 (e)
   Vice-President and Chief Financial Officer      1994      $  81,859       $34,500 (d)      $4,095 (f)
                                                   1993            (a)           (a)             (a)

David B. Warner...                                 1995       $100,000       $43,000 (c)      $6,312 (e)
   Vice-President and Chief Operating Officer      1994        $92,000       $34,500 (d)      $4,429 (f)
                                                   1993            (b)           (b)             (b)

- --------------------------------
(a)   Mr. Simpson was not employed by the Trust in 1993.
(b)   Mr. Warner's salary and bonus for 1993 did not exceed $100,000.
(c)   Represents bonus payments for 1995 paid in January 1996.
(d)   Represents bonus payments for 1994 paid in February 1995.
(e) Represents company contribution to the Retirement and Profit Sharing Plan in January 1996.
(f) Represents company contribution to the Retirement and Profit Sharing Plan in February 1995.


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

   On March 13, 1996, the Trust entered into Bonus and Severance Agreements with each of Messrs. Wolcott, Simpson and Warner. These agreements formalized the Trust's policy of providing an annual incentive bonus of up to fifty percent of the employee's base salary upon the achievement of certain objectives established by the Compensation Committee. In addition, the agreements generally provide that if the employee is terminated within one year after a Change in Control (as defined), the employee will be entitled to receive an amount equal to one times the employee's annual base salary, continuation of health and welfare benefits for up to one year and the prorated amount of any annual incentive bonus earned through the date of termination. The agreements are effective through March 13, 1999.


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

                                Amount of Shares      Percentage
                               Beneficially Owned      of Shares
Names of Beneficial Owners    as of March 22, 1996    Outstanding

William H. Bricker                      2,000         (1)
Charles W. Wolcott                     55,500         (1)
Marc A. Simpson                        10,500         (1)
David B. Warner                         4,000         (1)

Pure World, Inc.
   c/o Natalie I. Koether
   P.O. Box 97
   Far Hills, NJ  07931               888,000         9.785% (2)

Black Bear Realty, Ltd.
   c/o Marc C. Krantz
   1375 East 9th Street
   Cleveland, OH  44114               910,800        10.036% (3)

All Trust Managers and
executive officers as a group          72,000         (1)

______________
(1)Ownership is less than 1% of the outstanding Shares.
(2)Information obtained from Amendment No. 11 to Schedule 13D of
Pure World,  Inc. dated October 24, 1995.
(3)Information  obtained  from  Amendment  No.  5   to
Schedule  13D of Black Bear Realty, Ltd.,  Richard  M.
Osborne  Trust,  Christopher L.  Jarratt  and  Jarratt
Associates, Inc. dated January 10, 1996.


ITEM 13.  Certain Relationships and Related Transactions

  None.



                          PART IV.


ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

   (a)   (1)  and  (2)  Financial Statements  and  Financial
Statement Schedule:

     See  Index  to  Consolidated Financial  Statements  and
     Financial Statement Schedule appearing on page F-1 of this Form 10-K
     (3)  Exhibits:

 Exhibit No.   Description
  3.1 Second Amended and Restated Declaration of Trust (incorporated herein by reference from Exhibit 4.1 to the Trust's Form 10-Q for the quarter ended September 30, 1993; File No. 1-9016)
  3.2 Fourth Amended and Restated Bylaws of the Trust (incorporated herein by reference from Exhibit 3.1 to Form 8-K of the Trust dated October 3, 1995; File No. 1-9016).
  3.3 Amendment to Fourth Amended and Restated Bylaws of the Trust (incorporated herein by reference from Exhibit No. 99.1 to Form 8-K of the Trust dated November 13, 1996; File No. 1-9016).
  4.1 Indenture dated November 15, 1985 between the Trust and IBJ Schroder Bank & Trust Company (incorporated herein by reference from Exhibit 10.4 to Form S-4 of American Industrial Properties REIT, Inc. dated March 16, 1994; File No. 33-74292)
  10.1 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
  10.2 Amendments to 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit
        10.4  to  Form  10-K of the Trust  dated  March  27,
        1995)
  10.3 Note Purchase Agreement dated February 27, 1992 between the Trust and Manufacturers Life Insurance Company (incorporated herein by reference from
        Exhibit 10.6 to Form S-4 of American Industrial Properties REIT, Inc. dated January 31, 1994; File No. 33-74292)
  10.4 Addendum to $19,143,646.92 Unsecured Promissory Note due November 27, 1997 (incorporated herein by reference from Exhibit 10.6 to Form 10-K of the Trust dated March 27, 1995)
  10.5 Agreement and Assignment of Partnership Interest, Amended and Restated Agreement and Certificate of Limited Partnership and Security Agreement for Patapsco Center - Linthicum Heights, Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
  10.6 Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from
        Exhibit 99.1 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
  10.7 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated November 22, 1994; File No. 1-
        9016)
  10.8  Loan   Modification  Agreement  modifying  the  note
        dated November 15, 1994 in the original principal amount of $12,250,000 (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
  10.9 Note dated November 15, 1994 in the original principal amount of $2,250,000 with AIP Properties #2 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from
        Exhibit 99.3 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
  10.10 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 22, 1994; File No. 1-
        9016)
  10.11 Loan   Modification  Agreement  modifying  the  note
        dated November 15, 1994 in the original principal amount of $2,250,000 (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
  10.12 *Bonus and Severance Agreement dated March 13, 1996, between the Trust and Charles W. Wolcott
  10.13 *Bonus and Severance Agreement dated March 13, 1996, between the Trust and Marc A. Simpson
  10.14 *Bonus and Severance Agreement dated March 13, 1996, between the Trust and David B. Warner
  21.1 Listing of Subsidiaries (incorporated herein by reference from Exhibit 21.1 to Form 10-K of the Trust dated March 27, 1995; File No. 1-9016)
  22.1  Form   8-K   dated   January   8,   1996   reporting
        Shareholder voting results at annual meeting (incorporated herein by reference from Form 8-K of the Trust dated January 8, 1996; File No. 1-9016)
  27.1 *Financial Data Schedule

  __________
  * Filed herewith

  (b) Reports on Form 8-K:

     The   following  information  summarizes   the   events
     reported  on Form 8-K during the quarter ended December
     31, 1995:

Date Filed         Date of Earliest Event
with SEC           Reported on Form 8-K   Description

October 3, 1995    October 3, 1995       Item 5.Adoption
                                         of Fourth
                                         Amended and
                                         Restated Bylaws

November 15, 1995  November 13, 1995      Item 5. Amendment
                                          to Bylaws


                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.


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

       Signatures            Title                 Date


 /s/ WILLIAM H. BRICKER    Trust Manager       March 29, 1996
   William H. Bricker


  /s/ ROBERT E. GILES      Trust Manager       March 29, 1996
   Robert E. Giles


/s/  CHARLES  W.  WOLCOTT  Trust  Manager,     March  29,  1996
Charles W. Wolcott         President and Chief Executive
                           Officer (Principal
                           Executive Officer)

  /s/ MARC A. SIMPSON      Vice President      March 29, 1996
    Marc A. Simpson        and Chief Financial Officer,
                           Secretary and Treasurer
                           (Principal Accounting
                           and Financial Officer)


             American Industrial Properties REIT

       Index to Consolidated Financial Statements and
                Financial Statement Schedule


                                                     Page

 Report of Independent Auditors                        F-2

 Consolidated Financial Statements:
 Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994, and 1993                     F-3
 Consolidated Balance Sheets as of
 December 31, 1995 and 1994                            F-4
 Consolidated Statements of Changes in
 Shareholders' Equity for the years ended
 December 31, 1995, 1994 and 1993                      F-5
 Consolidated Statements of Cash Flows for the years
 ended December 31, 1995, 1994 and 1993                F-6
 Notes to Consolidated Financial Statements            F-7

 Financial Statement Schedule:
 Schedule III - Consolidated Real Estate
 and Accumulated Depreciation                          F-13
 Notes to Schedule III                                 F-14


  All other financial statements and schedules not listed have been omitted since the required information is either included in the Financial Statements and the Notes thereto as included herein or is not applicable or required.



               REPORT OF INDEPENDENT AUDITORS


Trust Managers and Shareholders
American Industrial Properties REIT:

      We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

       The accompanying financial statements have been prepared assuming that American Industrial Properties REIT will continue as a going concern. As more fully described in Note 8, the Trust has been declared in default on its 8.8% notes payable and, to date, has not arranged a long-term refinancing of the notes payable. In addition, the Trust is involved in two other legal matters, the ultimate outcome of which cannot presently be determined. These conditions raise substantial doubt about the Trust's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





Dallas, Texas
February 20, 1996


                                   /s/ Ernst & Young LLP


AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Year Ended December 31,
                                                    1995             1994             1993
REVENUES
Rents                                           $  8,676         $  8,397         $  7,811
Tenant reimbursements                              2,734            2,683            2,315
Interest income                                      369              146              515
                                                  11,779           11,226           10,641
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                                     1,397            1,421            1,408
Property management fees                             428              442              422
Utilities                                            478              501              458
General operating                                    795              705              865
Repairs and maintenance                              431              656              614
Other property operating expenses                    322              227              367
Depreciation and amortization                      2,777            3,133            3,140
Interest on 8.8% notes payable                     4,707            4,001            3,981
Interest on mortgages payable                      1,778              850              683
Amortization of original issue
discount on Zero Coupon Notes
due 1997                                               -              419            1,391
Administrative expenses:
Trust administration and overhead                  1,424            1,505            1,306
Litigation, refinancing and proxy costs              980            1,027              411
Fees paid to Advisor                                   -                -              716
Provision for possible losses
on real estate                                       600              650                -
                                                  16,117           15,537           15,762
Loss from real estate operations                  (4,338)          (4,311)          (5,121)
Loss on sales of real estate                        (191)               -             (216)
Extraordinary loss on
extinguishment of debt                               (55)               -                -
Extraordinary loss on partial
in-substance defeasance of Zero
Coupon Notes due 1997                                 -              (344)          (2,530)
NET LOSS                                         $(4,584)         $(4,655)         $(7,867)

PER SHARE DATA
Loss from real estate operations                $  (0.48)        $  (0.47)        $  (0.57)
Loss on sales of real estate                       (0.02)             -              (0.02)
Extraordinary loss on
extinguishment of debt                             (0.01)             -                -
Extraordinary loss on partial
in-substance defeasance of Zero
Coupon Notes due 1997                                -              (0.04)           (0.28)
Net  Loss                                       $  (0.51)        $  (0.51)        $  (0.87)
Distributions Paid                              $   0.04         $   0.00         $   0.16
Number of shares outstanding                   9,075,400        9,075,400        9,075,400

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                           December 31,
                                                      1995             1994
Real estate:
Held for investment                               $ 97,091         $ 95,033
Held for sale                                        4,806            8,810
                                                   101,897          103,843
Accumulated depreciation                           (23,441)         (21,859)
Net real estate                                     78,456           81,984
Cash and cash equivalents:
Unrestricted                                         7,694            6,919
Restricted                                             659              602
Total cash and cash equivalents                      8,353            7,521
Other assets, net                                    2,573            3,045

Total Assets                                      $ 89,382         $ 92,550

Liabilities:
8.8% notes payable                                $ 45,239         $ 45,239
Mortgage notes payable                              17,576           20,374
Accrued interest                                     5,178              504
Accounts payable, accrued expenses
and other liabilities                                1,620            1,682
Tenant security deposits                               521              555
Total Liabilities                                   70,134           68,354

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value; authorized
10,000,000 Shares; issued and
outstanding 9,075,400 Shares                           908              908
Additional paid-in capital                         124,605          124,605
Retained earnings (deficit)                       (106,265)        (101,317)
Total Shareholders' Equity                          19,248           24,196

Total Liabilities and
Shareholders' Equity                              $ 89,382         $ 92,550

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except number of shares)

                                             Shares of        Shares of
                                            Beneficial       Beneficial       Additional        Retained
                                             Interest         Interest          Paid-In         Earnings
                                              Number           Amount           Capital         (Deficit)          Total

Balance at January 1, 1993                     9,075,400             $908         $124,605         ($87,342)         $38,171

Net loss                                                                                             (7,867)          (7,867)
Distributions to shareholders                                                                        (1,453)          (1,453)

Balance at December 31, 1993                   9,075,400              908          124,605          (96,662)          28,851

Net loss                                                                                             (4,655)          (4,655)

Balance at December 31, 1994                   9,075,400              908          124,605         (101,317)          24,196

Net loss                                                                                             (4,584)          (4,584)
Distributions to shareholders                                                                          (364)            (364)

Balance at December 31, 1995                   9,075,400             $908         $124,605        ($106,265)         $19,248



The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Cash Flows
(in thousands)

                                                    Year Ended December 31,
                                                         1995              1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (4,584)         $ (4,655)         $ (7,867)
Adjustments to reconcile net loss
to net cash provided
by (used in) operating activities:
Amortization of original issue
discount on Zero Coupon Notes
due 1997                                                    -               419             1,391
Depreciation                                            2,479             2,622             2,830
Amortization of deferred
financing costs                                            70                 -                 -
Other amortization                                        298               511               310
Losses on sales of real estate                            791               650               216
Extraordinary losses                                       55               344             2,530
Changes in operating assets
and liabilities:
Decrease (increase) in other assets                       183              (256)              (68)
Increase (decrease) in accounts
payable, accrued expenses and
other liabilities and
tenant security deposits                                  (61)              373              (784)

Net Cash Provided By (Used In)
Operating Activities                                     (769)                8            (1,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements and
leasing commissions                                    (1,023)           (1,476)           (1,814)
Acquisition of real estate                             (1,309)                -            (3,289)
Net proceeds from sales
of real estate                                          2,476                 -             6,758

Net Cash (Used In) Provided By
Investing Activities                                      144            (1,476)            1,655

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage
notes payable                                          (2,798)           (1,283)           (4,915)
Distributions to shareholders                            (364)                -            (1,453)
Prepayment penalty on extinguishment
of debt                                                   (55)                -                 -
Increase in accrued interest                            4,674                 -                 -
Proceeds from mortgage financing                            -            14,500                 -
Partial in-substance defeasance of
Zero Coupon Notes                                           -            (3,106)          (10,189)
Partial repurchase of
Zero Coupon Notes                                           -            (2,241)             (316)

Net Cash Provided By (Used In)
Financing Activities                                    1,457             7,870           (16,873)

Net Increase (Decrease) in Cash
and Cash Equivalents                                      832             6,402           (16,660)

Cash and Cash Equivalents at
Beginning of Year                                       7,521             1,119            17,779

Cash and Cash Equivalents at
End of Year                                          $  8,353          $  7,521          $  1,119


Cash Paid for Interest                               $  1,741          $  4,718          $  4,664

The accompanying notes are an integral part of these financial statements.


             American Industrial Properties REIT
         Notes to Consolidated Financial Statements
                      December 31, 1995


Note 1  --  Significant Accounting Policies:

  General.

   American Industrial Properties REIT (formerly Trammell Crow Real Estate Investors) (the "Trust") is a Texas real estate investment trust which, as of December 31, 1995, owned and operated 15 commercial real estate properties consisting of 14 industrial properties and one retail property. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. The Trust converted to self-administration effective June 13, 1993. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, officially changed the name of the Trust to American Industrial Properties REIT and removed the Trust's limited term restriction, converting the Trust from a finite life entity scheduled to liquidate in 1997 to a perpetual life entity.

  Principles of Consolidation.

  The consolidated financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

  Real Estate.

   The Trust carries its real estate at lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, issued in March 1995, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. (See Note 3.)

   Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



  Cash and Cash Equivalents.

   Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

  Other Assets.

    Other assets primarily consists of deferred rent receivable (see Rents and Tenant Reimbursements.), prepaid commissions and loan fees. Leasing commissions are capitalized and amortized on a straight line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

   Prior to the defeasance of the outstanding Zero Coupon Notes in 1994 (see Note 5), the issuance costs of the Zero Coupon Notes were being amortized over 12 years. Unamortized issuance costs at the date of defeasance were written off and reflected in the loss on defeasance.

  Rents and Tenant Reimbursements.

   Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $810,000 and $1,157,000 at December 31, 1995 and 1994, respectively.

   Several tenants in the retail property are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $269,000, $245,000 and $230,000 for the years ended December 31, 1995, 1994, and 1993, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

   Tamarac Square, the Trust's only retail property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Tamarac totaled $3,525,000, $3,441,000, and $3,182,000 in
1995, 1994, and 1993, respectively.

  Income Tax Matters.

   The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. The Trust had a taxable loss in each of the years ending December 31, 1995, 1994, and 1993. Accordingly, no provision for income taxes has been reflected in the financial statements.

   The Trust has a net operating loss carryforward from 1995 and prior years of approximately $35,500,000. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income. Therefore, no tax benefit related to the potential utilization of accumulated net operating losses has been reflected in the financial statements.

   Earnings and profits, which will determine the taxability of distributions to Shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

  Concentrations.

  The Trust owns industrial properties in Baltimore, Dallas, Houston, Los Angeles, Milwaukee, Minneapolis, and Seattle, and one retail property in Denver. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

   The Trust maintains its unrestricted and restricted cash in accounts at financial institutions. The combined account balances at each institution periodically exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 1995, the Trust had cash balances with banks in excess of the FDIC's insured limits totaling $2,084,000.

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

   During  1993,  the  Trust paid fees  to  the  Advisor  of
$716,000, representing fees and reimbursements pursuant to the Advisory Agreement, disposition fees from the sale or disposition of Trust real estate assets, and certain other fees for services provided to the Trust. In addition, affiliates of the Advisor were paid $202,000 in 1993 pursuant to property management agreements.

Note 3 -- Real Estate and Provisions for Possible Losses on Real Estate:

   On February 27, 1995, the Trust sold its industrial property in Ft. Lauderdale, Florida for net sales proceeds of $1,250,000 after payment of the related mortgage debt. The Trust also acquired a 72,000 square foot industrial distribution property in Arlington, Texas on August 30, 1995 for total consideration of approximately $1,309,000.

  On December 10, 1993, the Trust purchased a 175,000 square
foot   multi-tenant  industrial  distribution  property   in
Dallas,  Texas  for  total  consideration  of  approximately
$3,400,000.

   In January 1993, the Trust sold an industrial property in Dallas, Texas for $7,500,000. The sale resulted in a loss for financial statement purposes of $216,000.


   At December 31, 1995 and 1994, real estate was comprised of the following:

                                          1995            1994
       Held for investment:
       Land                            $  17,526     $  17,264
       Buildings and improvements         79,565         77,771
                                          97,091         95,035
       Held for sale:
       Land                                  897          1,687
       Buildings and improvements          3,909          7,121
                                           4,806          8,808
       Total                           $ 101,897      $ 103,843

  In December 1994, the Trust reclassified two properties to held for sale from held for investment and recorded a provision for possible loss on real estate of $650,000. In February 1995, one of these properties was sold. The remaining property continues to be classified as held for sale at December 31, 1995. An additional provision for possible loss on real estate was recorded in the fourth quarter of 1995 in the amount of $600,000. The net operating income of the property held for sale at December 31, 1995 was approximately $420,000 in 1995.

   At December 31, 1995, fourteen of the Trust's properties were classified as held for investment and one property was classified as held for sale. If unforeseen factors should cause a reclassification of the Trust's real estate held for investment to held for sale, significant adjustments to reduce the depreciated cost of the real estate to net realizable value could be required.

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

  On May 1, 1995, the Trust initiated litigation against the holder of these notes (see Note 8). Due to the circumstances surrounding the litigation, the Trust has elected not to make scheduled interest payments in May and November of 1995. The noteholder has declared the entire principal amount and all accrued interest on the notes due and payable and, effective June 13, 1995, began accruing interest on the principal amount at the 11.7% default rate provided for in the Note Purchase Agreement.

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

   The accreted value of the Notes defeased at December 31, 1995 and 1994 was $13,104,000 and $11,665,000, respectively.

Note 6  --  Mortgages Payable:

   At December 31, 1995, four of the Trust's properties were subject to liens securing mortgage notes payable totaling $17,576,000. Of this amount $1,940,000 represented a note with a variable interest rate of prime plus 2% (at December 31, 1995, the prime rate was 8.5%) and $15,636,000 represented notes with fixed interest rates ranging from 8.40% to 11.0%.

   During 1995, the Trust retired debt related to the property held for sale. In connection with the early retirement, a prepayment penalty of $55,000 was incurred, which has been disclosed as an extraordinary item in the statement of operations.

   Principal payments due during each of the next five years
are  as  follows:   $231,000  in  1996,  $252,000  in  1997,
$2,171,000 in 1998, $1,471,000 in 1999, $271,000 in 2000 and
$13,180,000 thereafter.

   The Bylaws of the Trust, the note purchase agreement relating to the 8.8% Notes Payable, and certain mortgages payable contain various borrowing restrictions and operating performance covenants. With the exception of the note purchase agreement relating to the 8.8% Notes Payable (see
Note 8), the Trust is in compliance with all such restrictions and covenants as of December 31, 1995.

Note 7  --  Environmental Matters:

   The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Denver retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on adjacent property. The owner of the adjacent property has indemnified the Trust against costs related to the remediation of such contamination. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment ("Department"). The plan was approved by the Department and is intended to address the identified contamination. The Plan estimates completion within approximately three (3) years.

   With the exception of Tamarac Square, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

Note 8  --  Litigation:

   On May 1, 1995, the Trust initiated a lawsuit against the holder of its 8.8% unsecured notes payable ("MLI"), alleging, among other things, that MLI and others had engaged in acts of bad faith and conspiracy. This suit was subsequently amended to name additional defendants and to specify damages. Based on the facts surrounding this lawsuit, the Trust elected not to make a scheduled semi-annual interest payment on May 27, 1995. MLI thereafter declared the entire principal amount due and payable and began accruing interest, effective June 13, 1995, at the 11.7% default rate specified in the Note Purchase Agreement. Management intends to vigorously defend against the actions of the defendants and believes that the Trust's claims will ultimately be resolved favorably to the Trust. Although the Trust has, on occasion, entered into negotiations with MLI regarding the settlement of this litigation, including the possible purchase by the Trust of the unsecured notes at a discount, there is no assurance that such negotiations will be successful. Accordingly, in the event that the loan is determined to be immediately due and payable, and is not otherwise modified or restructured, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

   On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas against a major shareholder of the Trust, alleging, among other things, violations of federal and state securities laws. On January 30, 1996, the defendants filed a counterclaim against the Trust, requesting that certain Bylaw amendments be stricken, that a receiver be appointed for the assets and business of the Trust and that the Trust recover certain funds from the Trust Managers. Although management believes these counterclaims to be without merit, no assurance can be given regarding the ultimate outcome of this litigation. The costs of pursuing this litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

   On February 22, 1996, a shareholder of the Trust filed a class action and derivative complaint against the Trust and its Trust Managers, alleging interference with shareholders' franchise rights and breach of fiduciary duty. The suit seeks recovery of unspecified damages and attorneys' fees. In management's opinion, the liabilities, if any, that may ultimately result from this lawsuit are not expected to have a materially adverse effect on the consolidated financial position of the Trust.

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

   During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed six months of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. Contributions by the Trust related to the years ended December 31, 1995 and 1994 were $25,000 and $20,000, respectively.

Note 10  --  Operating Leases:

    The  Trust's  properties  are  leased  to  others  under
operating leases with expiration dates ranging from 1996  to
2011.   Future  minimum  rentals  on  noncancellable  tenant
leases at December 31, 1995 are as follows:

         Year               Amount

     1996               $ 7,919,000
     1997                 6,387,000
     1998                 4,993,000
     1999                 2,910,000
     2000                 1,838,000
     Thereafter           2,408,000
                        $26,455,000

Note 11  --  Distributions:

  The Trust's distributions of $363,000 ($0.04 per share) in 1995 and $1,453,000 ($0.16 per share) in 1993 represent a return of capital to Shareholders (to the extent of the Shareholder's basis in the Shares.) The Trust did not pay any distributions in 1994.

Note 12  --  Per Share Data:

    All   per  share  data  is  based  on  9,075,400  Shares
outstanding for each of the years presented.

Note 13  --  Fair Value of Financial Instruments:

  Accounts receivable, accounts payable and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The fair values of the Trust's mortgage notes payable are estimated using discounted cash flow analyses, based on the Trust's incremental borrowing rates for similar types of borrowing arrangements. The carrying values of such mortgage notes payable reasonably approximate their fair values.



SCHEDULE III
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995
($000's)

                          Encum-     Initial    Initial
                          brances     Cost       Cost                               Writedowns
      Description           at                 Bldings &  Capitalized                  and
                         12/31/95     Land     Imprvmnts   Imprvmnts   Retirements  Allowances
Industrial Properties:
    Texas--
Beltline Business Ctr                  $1,303     $5,213         $386         ($5)    ($3,516)
Commerce Park                           1,108      4,431          527                  (2,014)
Gateway 5 & 6                             935      3,741          664                  (1,861)
Northgate II                            2,153      8,612          699                  (4,122)
Northview                 $2,224          658      2,631           38
Plaza Southwest                         1,312      5,248          685
Westchase                                 697      2,787          252         (74)     (1,158)
Meridian                                  262      1,047

   California--
Huntington Drive                        1,559      6,237          706

   Maryland--
Patapsco                                1,147      4,588          321                  (1,250)

   Minnesota--
Burnsville                 1,940          761      3,045          389         (17)     (1,563)
Cahill                                    625      2,498          357

   Washington--
Springbrook                             1,008      4,032          239                    (436)

   Wisconsin--
Northwest Business Pk      1,302        1,296      5,184          749        (131)

Retail Property:
   Colorado--
Tamarac Square            12,110        6,799     27,194        4,147        (241)

Trust Home Office                                                  15
                          _______     _______    _______       ______        _____     _______
Total                    $17,576      $21,623    $86,488      $10,174       ($468)   ($15,920)

SCHEDULE III, continued
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995
($000's)

                          Gross Amt   Gross Amt    Gross Amt   Gross Amt
                           Carried     Carried      Carried     Carried
                         At December At December  At December At December
                          31, 1995    31, 1995     31, 1995     31, 1995
                                      Bldings &                  Accum.       Date of       Date
      Description           Land      Imprvmnts      Total      Deprec.    Construction   Acquired

Industrial Properties:
    Texas--
Beltline Business Ctr           $600      $2,781       $3,381      $1,237      1984        1985
Commerce Park                    705       3,347        4,052       1,118      1984        1985
Gateway 5 & 6                    563       2,916        3,479       1,097    1984-85       1985
Northgate II                   1,329       6,013        7,342       2,203    1982-83       1985
Northview                        658       2,669        3,327         145      1980        1993
Plaza Southwest                1,312       5,933        7,245       1,530    1970-74       1985
Westchase                        465       2,039        2,504         708      1983        1985
Meridian                         262       1,047        1,309           9      1981        1995

   California--
Huntington Drive               1,559       6,943        8,502       1,781    1984-85       1985

   Maryland--
Patapsco                         897       3,909        4,806       1,127    1980-84       1985

   Minnesota--
Burnsville                       432       2,183        2,615         862      1984        1986
Cahill                           625       2,855        3,480         798      1981        1986

   Washington--
Springbrook                      921       3,922        4,843       1,087      1984        1986

   Wisconsin--
Northwest Business Pk          1,296       5,802        7,098       1,481    1983-86       1986

Retail Property:
   Colorado--
Tamarac Square                 6,799      31,100       37,899       8,245    1976-79       1985

Trust Home Office                             15           15          13      N/A        various
                             _______     _______      _______     _______
Total                        $18,423     $83,474     $101,897     $23,441


              AMERICAN INDUSTRIAL PROPERTIES REIT
                     NOTES TO SCHEDULE III
                       December 31 1995
                            ($000)

Reconciliation of Real Estate:

                                   1995          1994          1993
Balance at beginning of year      $103,843      $103,710      $108,036
   Additions during period:
   Improvements                        752         1,024           887
   Acquisitions                      1,309             -         3,289
                                   105,904       104,734       112,212
Deductions during period
   Dispositions                      3,402             -         8,187
   Writedowns                          600           650             -
   Asset Retirements                     5           241           315

Balance at close of period        $101,897      $103,843      $103,710

Reconciliation of Accumulated Depreciation:

                                        1995          1994          1993
Balance at beginning of year            $21,859       $19,315       $18,036
   Additions during period:
   Depreciation expense for period        2,479         2,622         2,830
                                         24,338        21,937        20,866
Deductions during period
Accum. depreciation of
real estate sold                            897             -         1,551
   Asset Retirements                          -            78             -

Balance at close of period              $23,441       $21,859       $19,315

Tax Basis:

The income tax basis of real estate, net of accumulated tax depreciation, is approximately $97,426 at December 31, 1995.

Depreciable Life:

Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

Buildings and capital improvements.         40 years
Tenant improvements.                        10 years