Form 10-Q
period 1996-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1996-05-15
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________


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

     9,075,400 Shares of Beneficial Interest were outstanding as of May 10, 1996.



               American Industrial Properties REIT
                            Form 10-Q
              For the Quarter Ended March 31, 1996



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

Consolidated Statements of Operations for the three months
ended March 31, 1996 and 1995                              3

Consolidated Balance Sheets as of March 31, 1996 and
December 31, 1995                                          4

Consolidated Statements of Cash Flows for the three months
ended March 31, 1996 and 1995                              5

Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                        9


Part II - Other Information

Item 1.  Legal Proceedings                               11

Item 3.  Defaults Upon Senior Securities                 12

Item 6.  Exhibits and Reports on Form 8-K                13


Signatures                                               14

American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                                Three Months Ended
                                                  March 31,
                                                     1996            1995
REVENUES
Rents                                            $  2,150        $  2,104
Tenant reimbursements                                 667             675
Interest income                                        87              67
                                                    2,904           2,846
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                                        376             337
Property management fees                              106             107
Utilities                                             107             114
General operating                                     230             177
Repairs and maintenance                                49             119
Other property operating expenses                      72              60
Depreciation and amortization                         701             725
Interest on 8.8% notes payable                      1,320             982
Interest on mortgages payable                         408             479
Administrative expenses:
Trust administration and overhead                     557             482
Litigation and proxy costs                            488               9
                                                    4,414           3,591
Loss from real estate operations                   (1,510)           (745)
Loss on sales of real estate                            -            (191)
NET LOSS                                         $ (1,510)       $   (936)


PER SHARE DATA
Loss from real estate operations                 $  (0.17)       $  (0.08)
Loss on sales of real estate                            -           (0.02)
Net  Loss                                        $  (0.17)       $  (0.10)
Distributions Paid                               $   0.04               -
Number of shares outstanding                     9,075,400      9,075,400

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                   March 31,        December 31,
                                                     1996               1995
                                                  (unaudited)
ASSETS
Real estate:
Held for investment                                   $ 97,201          $   97,091
Held for sale                                            4,832               4,806
                                                       102,033             101,897
Accumulated depreciation                               (24,060)            (23,441)
Net real estate                                         77,973              78,456
Cash and cash equivalents:
Unrestricted                                             7,053               7,694
Restricted                                                 645                 659
Total cash and cash equivalents                          7,698               8,353
Other assets, net                                        2,594               2,573

Total Assets                                          $ 88,265          $   89,382


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
8.8% notes payable                                    $ 45,239          $   45,239
Mortgage notes payable                                  17,520              17,576
Accrued interest                                         6,498               5,178
Accounts payable, accrued expenses
and other liabilities                                    1,121               1,620
Tenant security deposits                                   512                 521
Total Liabilities                                       70,890              70,134

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value authorized
10,000,000 Shares; issued and
outstanding 9,075,400 Shares                               908                 908
Additional paid-in capital                             124,605             124,605
Retained earnings (deficit)                           (108,138)           (106,265)
Total Shareholders' Equity                              17,375              19,248

Total Liabilities and
Shareholders' Equity                                  $ 88,265          $   89,382

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                                 Three Months Ended
                                                                   March 31,
                                                             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $(1,510)        $  (936)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                 701              725
Loss on sales of real estate                                    -              191
Changes in operating assets and liabilities:
Decrease (increase) in other assets                           (45)             (53)
Increase (decrease) in accounts payable,
accrued expenses and other liabilities
and tenant security deposits                                 (508)            (471)

Net Cash Used In Operating Activities                      (1,362)            (544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements and
leasing commissions                                          (194)            (160)
Net proceeds from sales of real estate                          -            1,276

Net Cash Provided By (Used In)
Investing Activities                                         (194)           1,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders                                (363)               -
Principal repayments on
mortgage notes payable                                        (56)             (55)
Increase in accrued interest                                1,320              973

Net Cash Provided By
Financing Activities                                          901              918

Net Change in Cash and Cash Equivalents                      (655)           1,490

Cash and Cash Equivalents at
Beginning of Period                                         8,353            7,521

Cash and Cash Equivalents
at End of Period                                          $ 7,698         $ 9,011


Cash Paid for Interest                                    $   408         $   488

The accompanying notes are an integral part of these financial statements.



               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                         March 31, 1996
                           (unaudited)



Note 1 - Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in the Trust's Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1995, included in the Trust's Annual Report on Form 10-K.

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

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At March 31, 1996, fourteen properties were classified as held for investment and one property was classified as held for sale. Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                         March 31, 1996
                           (unaudited)



     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $772,000 and $810,000 at March 31, 1996 and December 31,
     1995, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 (the "Notes") totaling $16,365,000 (face amount at maturity). At March 31, 1996, the accreted value of these Notes was $13,492,000.

Note 4 - Litigation

     On May 1, 1995, the Trust initiated a lawsuit against the holder of its 8.8% unsecured notes payable ("MLI"), alleging, among other things, that MLI and others had engaged in acts of bad faith and conspiracy. This suit was subsequently amended to name certain affiliates of Fidelity Management and Research Company ("Fidelity") as additional defendants and to specify damages. Based on the facts surrounding this lawsuit, the Trust elected not to make a scheduled semi-annual interest payment on May 27, 1995. MLI thereafter declared the entire principal amount due and payable and began accruing interest, effective June 13, 1995, at the 11.7% default rate specified in the Note Purchase Agreement and filed a counterclaim seeking recovery under the notes and attorneys' fees. Subsequently, on May 10, 1996, Fidelity filed a counterclaim against the Trust seeking recovery for damages allegedly caused by the Trust's refusal to consent to a transfer of the notes from MLI to Fidelity. Management intends to vigorously defend against the actions of the defendants and believes that the Trust's claims will ultimately be resolved favorably to the Trust. Although the Trust has, on occasion, entered into negotiations with MLI regarding the settlement of this litigation, including the possible purchase by the Trust of the unsecured notes at a discount, there is no assurance that such negotiations will be successful. Accordingly, in the event that the loan is determined to be immediately due and payable, and is not otherwise modified or restructured, the Trust will be forced to consider such action as it deems necessary to protect the interests of the Trust and its shareholders, including seeking protection under applicable bankruptcy laws.


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                         March 31, 1996
                           (unaudited)



     On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas against a major shareholder of the Trust, alleging, among other things, violations of federal and state securities laws. On January 30, 1996, the defendants filed a counterclaim against the Trust and third party claims against the Trust Managers, requesting that certain Bylaw amendments be stricken, that a receiver be appointed for the assets and business of the Trust, that the Trust recover certain funds from the Trust Managers, and that defendants recover an unspecified amount of damages and attorneys' fees. On March 26, 1996, the court denied Pure World's motion for partial summary judgment to appoint a receiver for the Trust. The court ruled that the failure to elect new Trust Managers or re-elect the current Trust Managers at the last two annual shareholder meetings has not resulted in a shareholder deadlock and is insufficient grounds for the appointment of a receiver. Although management believes these counterclaims and third party claims to be without merit, no assurance can be given regarding the ultimate outcome of this litigation.

     On February 22, 1996, a shareholder of the Trust filed a class action and derivative complaint against the Trust and its Trust Managers, alleging interference with shareholders' franchise rights and breach of fiduciary duty. The suit seeks recovery of unspecified damages and attorneys' fees. The court has since granted the Trust's and the Trust Managers' motion to dismiss the class action claim, ruling that such claim was improper. This suit has recently been consolidated with the Trust's litigation described in the preceding paragraph.

     The costs of pursuing the above-described litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

     In addition to the foregoing and in the normal course of business, the Trust is involved in legal actions relating to the ownership and operations of its properties on occasion. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position of the Trust.



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the quarter ended March 31, 1996 and 1995. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts which is net income (computed in accordance with generally accepted accounting principles), adjusted to exclude gains or losses from debt restructuring and sales of property, depreciation and amortization and to include adjustments for unconsolidated partnerships and joint ventures. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures.

                                           (000)
                                       Quarter Ended
                                         March 31,
                                        1996         1995
Net loss                            $(1,510)       $(936)
   Loss on sales of real estate            -          191
   Real estate depreciation and
      amortization                       700          706
   Default rate interest accrual         327            -
Funds from operations ("FFO")          (483)         (39)
   Capitalized improvements and
      leasing commissions              (194)        (160)
Funds available for
   distribution  ("FAD")              $(677)       $(199)

              Quarter Ended March 31, 1996 and 1995

      The net loss of the Trust increased by $574,000 when comparing the quarter ended March 31, 1996 to the same quarter in 1995. This increase resulted from three factors: 1) the accrual of default rate interest on the Trust's 8.8% unsecured notes payable, which began in June 1995 and which amounted to $327,000 in the first quarter of 1996; 2) $488,000 in litigation and proxy costs during the first quarter of 1996 compared to $9,000 in the first quarter of 1995; and 3) a $191,000 loss on the sale of the Quadrant property in February 1995.

     The Trust had an increase in net operating income of $12,000 when comparing the first quarter of 1996 to the same period in 1995. This reflects the sale of the Quadrant property in February 1995 and the purchase of the Meridian property in August 1995. The Trust had higher interest income ($87,000 versus $67,000) representing higher investment balances due to the non-payment of interest on the Trust's 8.8% unsecured notes payable. Interest expense on mortgages payable was $71,000 less as a result of the payoff of mortgages on the Quadrant and Patapsco properties. General and administrative costs increased by $75,000 primarily due to higher professional fees.

      FFO decreased by $444,000 when comparing the quarter ended March 31, 1996 to the same quarter in 1995. This is attributable to the increase of $479,000 in litigation and proxy costs. FAD decreased by $478,000 due to these same factors affecting FFO and the higher level of tenant improvements and leasing commissions in 1996. These expenditures are indicative of the Trust's leasing activity and, over time, will decrease as the portfolio occupancy stabilizes.



      The overall occupancy of the Trust's portfolio on March 31, 1996 was 93.9%. On a same property basis, overall occupancy increased to 93.6% at March 31, 1996 from 93.1% a year earlier. Also on a same property basis, revenue increased by 2.4% and net operating income increased by 1.2% when comparing the quarter ended March 31, 1996 to the same period in 1995. These amounts reflect slightly higher operating expenses in 1996 and the write-off of certain receivables in 1996 due to tenant defaults.


Liquidity and Capital Resources

      At March 31, 1996, the Trust had approximately $7.1 million in unrestricted cash reserves. These reserves could be decreased significantly should the Trust elect to purchase additional real estate properties or effect a refinancing or reduction of existing debt, including the unsecured debt described below. The Trust intends to continue efforts to recapitalize its debt structure and, should such an opportunity materialize, the Trust may seek to retire existing debt obligations with proceeds from secured debt financings, property sales, cash on hand or a combination of these sources. Such a transaction could require the Trust to utilize significantly all of its unrestricted cash reserves.

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

      The costs of pursuing this litigation and defending against the actions of the defendants in the litigation described in the previous paragraph and the litigation with Paul O. Koether and Pure World, Inc. and Robert Strougo referred to in Part II, Item
1. Legal Proceedings, are expected to be significant and could adversely affect the Trust's resources and liquidity.

      Based upon the Trust's liquidity and improving performance of its properties, the Trust declared a per share distribution of $0.04 in February 1996. The Trust intends to evaluate future distributions on a quarterly basis.

       The initial capitalization of the Trust included $179,698,000 face amount at maturity of Zero Coupon Notes due 1997 (the "Notes") secured by first or second liens on all of the Trust's properties. In November 1994, the Trust completed a $14,500,000 refinancing of two properties. The proceeds of this refinancing were used to partially in-substance defease a portion of the outstanding Notes. This partial defeasance resulted in the release to the Trust of approximately $7.1 million in restricted funds previously held by the Trustee as well as the release of the liens securing the Notes which encumbered the Trust's properties. At March 31, 1996, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $13,492,000, respectively.

       Capitalized improvements and leasing commissions were $194,000 for the quarter ended March 31, 1996 as compared to $160,000 for the same period in 1995. This increase is primarily related to the timing of lease turnover and related expenditures and is reflective of the higher portfolio occupancy rate.

      At March 31, 1996, the Trust had $17,520,000 in mortgage debt outstanding. Of this amount, $1,937,000 represented variable rate financing (with a weighted average interest rate of 10.75%) and $15,583,000 represented fixed rate financing (with a weighted average interest rate of 8.62%).


                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

      The Manufacturers Life Insurance Company. On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI"), the holder of the Trust's $45,239,000 8.8% unsecured notes payable, in the 134th Judicial District Court in Dallas, Texas. The suit alleges that MLI, which on
April 21, 1995, had declared the Trust in default for non-monetary violations of the Note Purchase Agreement, had breached the Note Purchase Agreement between MLI and the Trust and had unlawfully sought to coerce the Trust into relinquishing certain of its rights. Specifically, the suit alleges, among other things, that MLI and certain other entities had engaged in acts of bad faith and conspiracy in an attempt to force the Trust to consent to the transfer of the Trust's notes held by MLI to a third party. The suit was subsequently amended to name Fidelity Management and Research Company, Fidelity Galileo Fund L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust, and Fidelity Management Trust Company (together, the "Fidelity Entities") as additional defendants and to specify damages to the Trust of up to $20,000,000, plus an unspecified amount for punitive damages.

      Based on the facts surrounding this lawsuit, the Trust elected not to make a scheduled semi-annual interest payment on May 27, 1995. MLI thereafter declared the entire principal amount and all accrued interest on the unsecured notes due and payable and began accruing interest, effective June 13, 1995, at the 11.7% default rate specified in the Note Purchase Agreement and filed a counterclaim seeking recovery under the notes.

     On October 3, 1995, The Manufacturers Life Insurance Company (U.S.A.), Inc. ("MLI-USA") intervened in the lawsuit asserting ownership of one of the notes. On the same day, MLI and MLI-USA filed counterclaims against the Trust seeking recovery of all amounts due under the notes and attorneys' fees. On October 19, 1995, the Trust filed answers to these counterclaims.

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

      On May 10, 1996, Fidelity filed a counterclaim against the Trust seeking recovery for damages allegedly caused by the Trust's refusal to consent to a transfer of the notes from MLI to Fidelity.

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

      On January 30, 1996, the defendants filed an answer, counterclaims and a third party complaint. The third party complaint was filed against the Trust Managers of the Trust. In their counterclaim and third party claims, the defendants are requesting that certain Bylaw amendments be stricken, that the court issue an injunction until an additional independent Trust Manager is appointed, that a receiver be appointed for the assets and business of the Trust, that the Trust recover certain funds from the Trust Managers, and that the defendants recover an unspecified amount of damages and attorneys' fees. The Trust filed a Motion to Dismiss, which the court granted in part, requiring the defendants to replead their counterclaim. On March 26, 1996, the court denied Pure World's motion for partial summary judgment to appoint a receiver for the Trust. The court ruled that the failure to elect new Trust Managers or re-elect the current Trust Managers at the last two annual shareholder meetings has not resulted in a shareholder deadlock and is insufficient grounds for the appointment of a receiver. Although management believes these counterclaims and third party claims to be without merit, no assurance can be given regarding the ultimate outcome of this litigation and its financial effect upon the Trust.

      Robert Strougo. On February 22, 1996, a class action and derivative complaint was filed against the Trust and its Trust Managers by an alleged shareholder of the Trust, Robert Strougo. The suit alleges, among other claims, interference with shareholders' franchise rights and breach of fiduciary duty and seeks recovery of unspecified damages and attorneys' fees. The court has since granted the Trust's and the Trust Managers' motion to dismiss the class action claim, ruling that such claim was improper. This suit was recently consolidated with the Trust's litigation described in "Paul O. Koether and Pure World, Inc." above. Although management believes that this suit is without merit, no assurance can be given regarding the ultimate outcome of this litigation and its financial effect upon the Trust.

      The costs of pursuing the above-described litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.


Item 3.Defaults Upon Senior Securities.

       Reference is made to Item 3., Defaults Upon Senior Securities, in the Trust's Form 10-Q for the period ending June 30, 1995. As of March 31, 1996, the Trust had $45,239,000 in
principal indebtedness to MLI and approximately $6,397,000 of accrued interest thereon. The accrued interest reflects a default rate of 11.7% effective June 13, 1995.



Item 6.Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.                   Description
     27.1  (filed herewith)   Financial Data Schedule

(b)  Reports on Form 8-K

Current Report on Form 8-K dated January 8, 1996, reporting Item 5.

Current Report on Form 8-K dated January 10, 1996, reporting Item 5.

Current Report on Form 8-K dated February 6, 1996, reporting Item 5.

Current Report on Form 8-K dated March 1, 1996, reporting Item 5.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)

Date:  May 15, 1996                /s/MARC A.SIMPSON
                                     Marc A. Simpson
               Vice President and Chief Financial Officer
               (principal accounting and financial officer)