Form 10-Q
period 1996-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1996-08-14
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


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

     9,075,400 Shares of Beneficial Interest were outstanding as of August 9, 1996.


               American Industrial Properties REIT
                            Form 10-Q
               For the Quarter Ended June 30, 1996



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

  Consolidated Statements of Operations for the quarter and six
  months ended June 30, 1996 and 1995                      3

  Consolidated Balance Sheets as of June 30, 1996 and December
  31, 1995                                                 4

  Consolidated Statements of Cash Flows for the six months ended
  June 30, 1996 and 1995                                   5

  Notes to Consolidated Financial Statements               6

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      9


  Part II - Other Information

  Item 1.  Legal Proceedings                             12

  Item 3.  Defaults Upon Senior Securities               12

  Item 6.  Exhibits and Reports on Form 8-K              13


  Signatures                                             14


American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                                    Quarter Ended               Six Months Ended
                                                   June 30,       June 30,     June 30,    June 30,
                                                       1996        1995         1996        1995
REVENUES
Rents                                                    2,268       2,199        4,418       4,303
Tenant reimbursements                                      761         771        1,428       1,446
Interest income                                             52         123          139         190
                                                         3,081       3,093        5,985       5,939
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                                             366         364          742         701
Property management fees                                   111         108          217         215
Utilities                                                  110         104          217         218
General operating                                          191         162          421         339
Repairs and maintenance                                    116         105          165         224
Other property operating expenses                           73          74          145         134
Depreciation and amortization                              707         721        1,408       1,446
Interest on 8.8% notes payable                           1,029       1,057        2,349       2,039
Interest on mortgages payable                              403         444          811         923
Administrative expenses:
Trust administration
and overhead                                               333         295          890         777
Litigation and proxy costs                                 400         366          888         375
                                                         3,839       3,800        8,253       7,391
Loss from real estate operations                          (758)       (707)      (2,268)     (1,452)
Loss on sales of real estate                                 0           0            0        (191)
Extraordinary loss on
extinguishment of debt                                       0         (55)           0         (55)
Extraordinary gain on
forgiveness of debt                                      1,367           0        1,367           0
NET LOSS                                                   609        (762)        (901)     (1,698)


PER SHARE DATA
Loss from real estate operations                         (0.08)      (0.07)       (0.25)      (0.16)
Loss on sales of real estate                                 0           0            0       (0.02)
Extraordinary loss on
extinguishment of debt                                       0       (0.01)           0       (0.01)
Extraordinary gain on
forgiveness of debt                                       0.15           0         0.15           0
Net  Loss                                                 0.07       (0.08)       (0.10)      (0.19)
Distributions Paid                                           0           0         0.04           0
Number of shares outstanding                           9075400     9075400      9075400     9075400

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                               June 30,      December 31,
                                                 1996            1995
                                            (unaudited)
ASSETS
Real estate:
Held for investment                               $ 97,536        $ 97,091
Held for sale                                        4,832           4,806
                                                   102,368         101,897
Accumulated depreciation                           (24,685)        (23,441)
Net real estate                                     77,683          78,456
Cash and cash equivalents:
Unrestricted                                         2,155           7,694
Restricted                                             807             659
Total cash and cash equivalents                      2,962           8,353
Other assets, net                                    2,513           2,573

Total Assets                                      $ 83,158        $ 89,382


LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
8.8% notes payable                                $ 45,239        $ 45,239
Mortgage notes payable                              17,463          17,576
Accrued interest                                       517           5,178
Accounts payable, accrued
expenses and other liabilities                       1,443           1,620
Tenant security deposits                               512             521
Total Liabilities                                   65,174          70,134

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value authorized
10,000,000 Shares;
issued and outstanding
9,075,400 Shares                                       908             908
Additional paid-in capital                         124,605         124,605
Retained earnings (deficit)                       (107,529)       (106,265)
Total Shareholders' Equity                          17,984          19,248

Total Liabilities and
Shareholders' Equity                              $ 83,158        $ 89,382


The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                 Six Months Ended
                                                     June 30,
                                               1996            1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                                   $   (901)       $ (1,698)
Adjustments to reconcile net
loss to net cash provided
by operating activities:
Depreciation and amortization                 1,408            1,446
Loss on sales of real estate                      0              191
Extraordinary loss on
extinguishment of debt                            0               55
Extraordinary gain on
forgiveness of debt                          (1,367)               0
Changes in operating assets
and liabilities:
Decrease
in other assets                                  43               88
Decrease in
accounts payable, accrued
expenses and other
liabilities and tenant
security deposits                              (186)            (348)

Net Cash Used
In Operating Activities                      (1,003)            (266)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Capitalized improvements
and leasing commissions                        (618)             (496)
Net proceeds from sales
of real estate                                    0             2,476

Net Cash (Used In) Provided
By Investing Activities                        (618)            1,980

CASH FLOWS FROM
FINANCING ACTIVITIES:
Distributions to shareholders                  (363)                0
Principal repayments on
mortgage notes payable                         (113)           (2,689)
Prepayment penalty on
extinguishment of debt                            0               (55)
Increase (decrease) in
accrued interest                             (3,294)            2,008

Net Cash Used In
Financing Activities                         (3,770)             (736)

Net (Decrease) Increase in Cash
and Cash Equivalents                         (5,391)              978

Cash and Cash Equivalents
at Beginning of Period                        8,353             7,521

Cash and Cash Equivalents
at End of Period                         $    2,962         $   8,499


Cash Paid for Interest                   $    6,454         $     954

The accompanying notes are an integral part of these financial statements.


               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                          June 30, 1996
                           (unaudited)


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

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At June 30, 1996, fourteen properties were classified as held for investment and one property was classified as held for sale. Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                          June 30, 1996
                           (unaudited)



     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $701,000 and $810,000 at June 30, 1996 and December 31,
     1995, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 totaling $16,365,000 (face amount at maturity). At June 30, 1996, the accreted value of these Zero Coupon Notes was $13,889,000.

Note 4 - Litigation

     MLI Litigation. On May 1, 1995, the Trust initiated a lawsuit against the holder of its 8.8% unsecured notes payable ("MLI"), alleging, among other things, that MLI and others had engaged in acts of bad faith and conspiracy. This suit was subsequently amended to name additional defendants and to specify damages. Based on the facts surrounding this lawsuit, the Trust elected not to make a scheduled semi-annual interest payment on May 27, 1995. MLI thereafter declared the entire principal amount due and payable and began accruing interest, effective June 13, 1995, at the 11.7% default rate specified in the Note Purchase Agreement. The Trust entered into an agreement on May 22, 1996 (the "Settlement Agreement") whereby the Trust settled this litigation and obtained an option to repay the $45,239,000 principal amount due and owing on these notes for $36,800,000 (the "Option Price"). The Trust also paid $5,200,000 to MLI in satisfaction of $6,567,000 in outstanding accrued and unpaid interest (which included default rate interest of $1,095,000) through April 12, 1996, resulting in an extraordinary gain of $1,367,000.

     In order to achieve the discount on the principal balance of the notes, the Trust will be required to pay at least $25,000,000 by November 23, 1996, to be applied pro rata to the outstanding principal balance of the notes and dollar-for-dollar to the Option Price. The Trust must pay the remaining amount of the Option Price during extended option periods ending on March 31, 1997 or June 30, 1997, subject to the payment of additional principal payments in the amount of $250,000 and $150,000, respectively (which will be applied pro rata to the outstanding principal balance of the notes but not the Option Price). Interest also continues to accrue at the non-default rate of 8.8% per annum (and at the default rate upon an event of default), and monthly interest payments beginning June 3, 1996 must be made in order to receive the discount. Although interest will accrue against the outstanding principal balance of the notes, the interest payments will be calculated against the balance of the Option Price; the portion of the accrued interest which is not satisfied by the required monthly payments will be deferred and due only upon an event of default and will not be payable if the Trust performs its obligations pursuant to the Settlement Agreement.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                          June 30, 1996
                           (unaudited)



     The notes remain fully matured, due and payable, subject to a moratorium on any collection efforts by MLI through November 23, 1996, with possible extensions through June 30, 1997 as described above, as long as the Trust remains current in its obligations under the Settlement Agreement. If the Trust is unable to perform under the Settlement Agreement, it will be required to pay the outstanding principal balance of the notes plus the 8.8% interest thereon, net of interest payments paid on the Option Price as described above. If the Trust successfully completes the discounted payment of the notes, this transaction will result in a total gain to the Trust of approximately $9,806,000, or $1.08 per share (comprised of approximately $8,439,000 of reduced principal payments and approximately $1,367,000 of accrued and unpaid interest).

     The Settlement Agreement also provides that the notes will now be secured by liens on twelve of the Trust's properties and by the Trust's interests in the partnerships which own two of the Trust's other properties. The Trust has agreed not to sell or encumber any of these properties or otherwise transfer its interests therein except in compliance with the Settlement Agreement, which requires application of certain proceeds to the Trust's obligations to MLI.

     Although management believes that the payment of these notes at a discount can be achieved, there can be no assurance that the Trust will ultimately be able to pay the Option Price required under the Settlement Agreement to achieve this discount.

     Other Litigation. On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas against a major shareholder of the Trust, alleging, among other things, violations of federal and state securities laws. On January 30, 1996, the defendants filed a counterclaim against the Trust, requesting that certain Bylaw amendments be stricken, that a receiver be appointed for the assets and business of the Trust and that the Trust recover certain funds from the Trust Managers. On March 26, 1996, the United State District Court for the Northern District of Texas denied the defendants' motion to appoint a receiver for the Trust. This counterclaim was joined with a class action and derivative complaint against the Trust and its Trust Managers filed by another shareholder on February 22, 1996. Although management believes these suits to be without merit, no assurance can be given regarding the ultimate outcome of this litigation.




Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the quarter and six months ended June 30, 1996 and 1995. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") which is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity.

                                                 (000)                    (000)
                                             Quarter Ended           Six Months Ended
                                                June 30,                 June 30,
                                               1996        1995          1996         1995
Net loss                                     $  609     $ (762)       $ (901)    $ (1,698)
Loss on sales of real estate                      -           -             -          191
Extraordinary loss - extinguishment of
debt                                              -          55             -           55
Extraordinary gain - forgiveness of debt    (1,367)           -       (1,367)            -
Real estate depreciation                        704         702         1,404        1,408
Default rate interest accrual                    42          62           369           62
Funds from operation ("FFO")                   (12)          57         (495)           18
Capitalized improvements and leasing
commissions                                   (424)       (336)         (618)        (496)
Funds available for distribution ("FAD")    $ (436)     $ (279)     $ (1,113)      $ (478)


              Quarter Ended June 30, 1996 and 1995

     The Trust had a net income of $609,000 for the quarter ended June 30, 1996 compared to a net loss of $762,000 for the same quarter in 1995. This change was primarily related to the extraordinary gain on forgiveness of debt in the amount of $1,367,000 in the second quarter of 1996. This gain was recorded upon the settlement of the MLI litigation as previously discussed. The Trust also had a decrease in interest income due to the $5.2 million paid to MLI in May 1996 in settlement of accrued interest, thereby reducing the amount of interest earning investments during 1996.

      The Trust's FFO, which excludes the effect of extraordinary gains or losses, decreased by $69,000 when comparing the quarter ended June 30, 1996 to the same quarter in 1995. This is attributable to the aforementioned decrease in interest income as well as a slight increase in general and administrative expenses and an offsetting decrease in interest expense. The increase in general and administrative expense was primarily related to higher professional fees and litigation costs while the decrease in interest expense reflected the payoff of the Patapsco mortgage in 1995.

      FAD decreased by $157,000 due to these same factors affecting FFO and the higher level of tenant improvements and leasing commissions in 1996. These expenditures are indicative of the Trust's higher level of leasing activity during the second quarter of 1996.



             Six Months Ended June 30, 1996 and 1995

      When comparing the six months ended June 30, 1996 to the same period in 1995, the net loss of the Trust decreased from $1,698,000 in 1995 to $901,000 in 1996. This resulted primarily from the previously discussed extraordinary gain on forgiveness of debt of $1,367,000 recorded in the second quarter of 1996 as a result of the settlement of the MLI litigation. Also included in these amounts are a $513,000 increase in litigation, refinancing and proxy costs (primarily due to the costs of defending against two shareholder lawsuits filed in 1996), a $198,000 increase in interest expense (due to the larger accrual of default rate interest on the MLI notes in 1996 and an offsetting decrease in mortgage interest as a result of the retirements of the Patapsco and Quadrant mortgage loans in 1995), and a $113,000 increase in general and administrative expenses (primarily resulting from higher legal fees in 1996, the addition of a Trust Manager in March 1996 and a general increase in administrative expenses).

      The Trust's FFO, which excludes the effect of extraordinary gains or losses, decreased by $513,000 when comparing the six months ended June 30, 1996 to the same period in 1995. This is primarily attributable to the aforementioned increase in litigation, refinancing and proxy costs. The increase in general and administrative expenses described above was largely offset by the decrease in mortgage interest expense.

      FAD decreased by $635,000 due to these same factors affecting FFO and the higher level of tenant improvements and leasing commissions in 1996. These expenditures are indicative of the Trust's higher level of leasing activity in 1996. During the first six months of 1996, the Trust executed 278,000 square feet of new leases compared to 203,000 in 1995.

      The overall occupancy of the Trust's portfolio on June 30, 1996 was 93.9%. On a same property basis, overall occupancy decreased to 93.6% at June 30, 1996 from 94.6% a year earlier. Also on a same property basis, revenue and net operating income were essentially unchanged when comparing the six months ended June 30, 1996 to the same period in 1995. These amounts reflect slightly higher operating expenses in 1996 and the write-off of certain receivables in 1996 due to tenant defaults.


Liquidity and Capital Resources

      On May 22, 1996, the Trust entered into an agreement (the "Settlement Agreement") to repay the Trust's 8.8% unsecured notes to The Manufacturers Life Insurance Company ("MLI") and The Manufacturers Life Insurance Company (U.S.A.) ("MLI-USA") at a substantial discount in connection with the settlement of the Trust's litigation with MLI, MLI- USA, and Fidelity Management and Research Company, Fidelity Galileo Fund, L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust and Fidelity Management Trust Co. (together, the "Fidelity Entities").

      Pursuant to the Settlement Agreement and related documents, the Trust has been granted the option to repay the approximately $45,239,000 principal amount due and owing on its outstanding notes for $36,800,000 (the "Option Price"). As a condition to entering the Settlement Agreement, the Trust paid $5,200,000 to MLI in satisfaction of $6,567,000 in outstanding accrued and unpaid interest (which included default rate interest of $1,095,000) through April 12, 1996, allowing the Trust to recognize an immediate gain of $1,367,000. The Trust further paid approximately $168,000 to MLI in satisfaction of accrued and unpaid interest through May 1, 1996.


     In order to achieve the discount on the principal balance of the notes, the Trust will be required to pay at least $25,000,000 to MLI and MLI-USA by November 23, 1996, to be applied pro rata to the outstanding principal balance of the notes and dollar-for-dollar to the Option Price. The Trust must pay the remaining amount of the Option Price during extended option periods ending on March 31, 1997 or June 30, 1997, subject to the payment of additional principal payments in the amount of $250,000 and
$150,000, respectively (which will be applied pro rata to the outstanding principal balance of the notes but not the Option
Price). Interest also continues to accrue at the non-default rate of 8.8% per annum (and at the default rate upon an event of default), and monthly interest payments beginning June 3, 1996 must be made in order to receive the discount. Although interest will accrue against the outstanding principal balance of the notes, the interest payments will be calculated against the balance of the Option Price. The portion of the accrued interest which is not satisfied by the required monthly payments will be deferred and due only upon an event of default; such interest will be forgiven if the Trust performs its obligations pursuant to the Settlement Agreement.

      The notes remain fully matured, due and payable, subject to a moratorium on any collection efforts by MLI and MLI-USA through November 23, 1996, with possible extensions through June 30, 1997 as described above, as long as the Trust remains current in its obligations under the Settlement Agreement. If the Trust is unable to perform under the Settlement Agreement, it will be required to pay the outstanding principal balance of the notes plus the 8.8% interest thereon, net of interest payments paid on the Option Price as described above. If the Trust successfully completes the discounted payment of the notes, this transaction will result in a total gain to the Trust of approximately
$9,806,000,  or  $1.08  per  share  (comprised  of  approximately
$8,439,000 of reduced principal payments and approximately $1,367,000 of accrued and unpaid interest). The Trust will also recognize a gain on the accrued interest which will be forgiven if the Trust performs its obligations under the Settlement Agreement (see above).

      In addition, the Settlement Agreement provides that the notes will now be secured by liens on twelve of the Trust's properties and by the Trust's interests in the partnerships which own two other of the Trust's properties. The Trust has agreed not to sell or encumber any of its properties or otherwise transfer its interests therein except in compliance with the Settlement Agreement, which requires application of certain proceeds to the Trust's obligations to MLI and MLI-USA.

      The Settlement Agreement also requires that the Trust not pay distributions to shareholders until the Trust has paid the Option Price in full. For this reason, the Trust Managers have determined that it is in the best interests of the Trust and its shareholders to suspend distributions to shareholders until such time as the Option Price has been paid and the discount on the notes fully achieved. Any future distributions to shareholders will be evaluated by the Trust Managers based on the liquidity of the Trust, performance of the Trust's portfolio, cash flow of the Trust and other circumstances existing upon payment of the Option Price.

      The Trust believes it can raise the funds necessary to complete the discounted payment of the MLI debt through property financing proceeds and/or the sale of real estate properties. However, the ultimate success of this transaction is dependent upon the financial and real estate markets existing at the time of such financing or property sales. Accordingly, there can be no assurance that the Trust will ultimately be able to pay the Option Price as required under the Settlement Agreement to achieve the discount on the notes. Should the Trust be unable to perform under the Settlement Agreement, the lender has the right to immediately begin foreclosure proceedings against the collateral, which constitutes substantially all of the Trust's assets.

      The initial capitalization of the Trust in 1985 included $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997. Pursuant to the retirement of these Zero Coupon Notes, the Trust partially in-substance defeased certain Zero Coupon Notes in December 1993 and November 1994. At June 30, 1996, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $13,889,000, respectively.

     At June 30, 1996, the Trust had $62,702,000 in mortgage debt outstanding, including the MLI debt of $45,239,000. Of this amount, $1,934,000 represented variable rate financing (with a weighted average interest rate of 10.25%) and $60,768,000 represented fixed rate financing (with a weighted average interest rate of 8.75%).


                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

      The Manufacturers Life Insurance Company. As more fully described in Part I, Liquidity and Capital Resources, the Trust settled its litigation with The Manufacturers Life Insurance Company ("MLI") on May 22, 1996 and entered into a Settlement Agreement with respect to payment of the MLI notes.

      Paul  O. Koether and Pure World, Inc.  On January 8,  1996,
the Trust filed a lawsuit in federal court in Dallas, Texas, against Pure World, Inc. and Paul O. Koether. The suit alleges, among other things, violations under federal and state securities law for material misrepresentations and omissions made by the defendants in filings made with the Securities and Exchange Commission including failure to disclose meetings and correspondence between the defendants and representatives of MLI, the Trust's largest unsecured creditor, regarding the proposed purchase at a discount of the Trust's unsecured notes held by MLI. The Trust seeks injunctive relief preventing future discussions with MLI regarding the purchase of the Trust's unsecured notes, further attempts to gain control of the Trust by the defendants and any further purchases of shares in the Trust by the defendants until proper disclosures are made. In addition, the Trust seeks a declaratory judgment regarding enforcement of the share ownership restrictions contained in the Trust's Bylaws and injunctive relief preventing the voting of shares accumulated in excess of
the  share  ownership limitations contained in the  Bylaws.   The
Trust also seeks recovery of distributions paid on shares accumulated in excess of these share ownership limitations.

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


Item 3.Defaults Upon Senior Securities.

      As more fully described in Part I, Liquidity and Capital Resources, the Trust settled its litigation with The Manufacturers Life Insurance Company ("MLI") on May 22, 1996 and entered into a Settlement Agreement with respect to payment of the MLI notes.


Item 6.Exhibits and Reports on Form 8-K.

     (a)         Exhibits

            Exhibit No.                   Description
            27.1  (filed herewith)     Financial Data Schedule


     (b)    Reports on Form 8-K

     Current Report on Form 8-K dated June 5, 1996, reporting
       Item 5.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)


Date:August 14, 1996          /s/     MARC A. SIMPSON
                                     Marc A. Simpson,
                 Vice President and Chief Financial Officer
              (principal accounting and financial officer)