Form 10-Q
period 1996-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1996-11-14
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                               OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________________ to_____________


                  Commission file number 1-9016
                   ___________________________

               AMERICAN INDUSTRIAL PROPERTIES REIT
     (Exact name of registrant as specified in its charter)


           Texas               75-6335572
      (State or other           (I.R.S.
      jurisdiction of           Employer
     incorporation or        Identification
       organization)              No.)

 6220 North Beltline Road,
         Suite 205             75063-2656
       Irving, Texas
   (Address of principal       (Zip Code)
    executive offices)


                         (972) 550-6053
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No _____

     9,075,400 Shares of Beneficial Interest were outstanding as of November 12, 1996.



               American Industrial Properties REIT
                            Form 10-Q
            For the Quarter Ended September 30, 1996



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

          Consolidated Statements of Operations for the quarter
     and nine months ended September 30, 1996 and 1995     3

          Consolidated Balance Sheets as of September 30, 1996
     and December 31, 1995                                 4

          Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and 1995              5

          Notes to Consolidated Financial Statements       6

  Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                        9


Part II - Other Information

  Item 1.  Legal Proceedings                             12

  Item 3.  Defaults Upon Senior Securities               13

  Item 6.  Exhibits and Reports on Form 8-K              13


Signatures                                               14


American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                              Quarter Ended              Nine Months Ended
                                              September 30,              September 30,
                                             1996           1,995       1996         1995
REVENUES
Rents                                          $ 2,150         2,164      $ 6,568       $ 6,467
Tenant reimbursements                              643           634        2,071         2,080
Interest income                                      7            94          146           284
                                                 2,800         2,892        8,785         8,831
REAL ESTATE EXPENSES
Property operating expenses:
Property taxes                                     368           355        1,110         1,056
Property management fees                           107           100          324           315
Utilities                                          118           127          335           345
General operating                                  189           192          610           531
Repairs and maintenance                            153            69          318           293
Other property operating expenses                   75            87          220           221
Depreciation and amortization                      769           663        2,177         2,109
Interest on 8.8% notes payable                   1,001         1,334        3,350         3,373
Interest on mortgages payable                      405           394        1,216         1,317
Administrative expenses:
Trust administration and overhead                  300           323        1,190         1,100
Litigation and proxy costs                         116           146        1,004           521
                                                 3,601         3,790       11,854        11,181
Loss from real estate operations                  (801)         (898)      (3,069)       (2,350)
Loss on sales of real estate                         -             -            -          (191)
Extraordinary loss on
extinguishment of debt                               -             -            -           (55)
Extraordinary gain on
forgiveness of debt                                  -             -        1,367             -
NET LOSS                                       $  (801)         (898)     $(1,702)    $  (2,596)


PER SHARE DATA
Loss from real estate operations               $ (0.09)        (0.10)     $ (0.34)    $   (0.26)
Loss on sales of real estate                         -             -            -         (0.02)
Extraordinary loss on
extinguishment of debt                               -             -            -         (0.01)
Extraordinary gain on
forgiveness of debt                                  -             -         0.15             -
Net  Loss                                      $ (0.09)        (0.10)     $ (0.19)    $   (0.29)
Distributions Paid                                   -             -      $  0.04               -
Number of shares outstanding                 9,075,400     9,075,400    9,075,400     9,075,400

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                    September 30,   December 31,
                                    1996            1995
                                    (unaudited)

Real estate:
Held for investment                     $81,181         $97,091
Held for sale                            21,476           4,806
                                        102,657         101,897
Accumulated depreciation                (25,374)        (23,441)
Net real estate                          77,283          78,456
Cash and cash equivalents:
Unrestricted                              1,580           7,694
Restricted                                  604             659
Total cash
and cash equivalents                      2,184           8,353
Other assets, net                         2,945           2,573

Total Assets                            $82,412         $89,382



Liabilities:
8.8% notes payable                      $45,239         $45,239
Mortgage notes payable                   17,406          17,576
Accrued interest                            703           5,178
Accounts payable, accrued
expenses and other
liabilities                               1,374           1,620
Tenant security deposits                    507             521
Total Liabilities                        65,229          70,134

Shareholders' Equity:
Shares of beneficial interest, $0.10 par value authorized
10,000,000 Shares; issued and outstanding
9,075,400 Shares                            908             908
Additional paid-in capital              124,605         124,605
Retained earnings (deficit)            (108,330)       (106,265)
Total Shareholders' Equity               17,183          19,248

Total Liabilities and
Shareholders' Equity                    $82,412         $89,382

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                  Nine Months Ended
                                                  1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(1,702)    $(2,596)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                       2,177       2,109
Loss on sales of real estate                            -         191
Extraordinary loss on
extinguishment of debt                                  -          55
Extraordinary loss on
forgiveness of debt                                (1,367)          -
Changes in operating assets
and liabilities:
(Increase) decrease in other assets                  (451)         15
Decrease in accounts payable,
accrued expenses and other liabilities
and tenant security deposits                         (260)       (295)

Net Cash Used In
Operating Activities                               (1,603)       (521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of industrial
distribution property                                   -      (1,309)
Capitalized improvements
and leasing commissions                              (925)       (793)
Net proceeds from sales
of real estate                                          -       2,476

Net Cash (Used In) Provided By
Investing Activities                                 (925)        374

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders                        (363)          -
Principal repayments on
mortgage notes payable                               (170)     (2,742)
Prepayment penalty on
extinguishment of debt                                  -         (55)
Increase (decrease)
in accrued interest                                (3,108)      3,341

Net Cash Used In
Financing Activities                               (3,641)        544

Net (Decrease) Increase in
Cash and Cash Equivalents                          (6,169)        397

Cash and Cash Equivalents
at Beginning of Period                              8,353       7,521

Cash and Cash Equivalents
at End of Period                                  $ 2,184     $ 7,918


Cash Paid for Interest                            $ 7,674     $ 1,349


The accompanying notes are an integral part of these financial statements.


               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                       September 30, 1996
                           (unaudited)



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

     Real Estate. The Trust carries its real estate at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At September 30, 1996, ten properties were classified as held for investment and five properties were classified as held for sale, reflecting the Trust's intent to raise the capital necessary to purchase mortgage debt at a discount (see Note 4). Should unforeseen factors cause additional properties to be classified as held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1996
                           (unaudited)



     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $682,000 and $810,000 at September 30, 1996 and December 31,
     1995, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 totaling $16,365,000 (face amount at maturity). At September 30, 1996, the accreted value of these Zero Coupon Notes was $14,300,000.

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



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1996
                           (unaudited)



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

     The Trust has received a financing commitment from the lending affiliate of an insurance company in the amount of $27,990,000. This financing, which the Trust expects to close on or about November 15, 1996, will be secured by first liens on nine existing Trust properties and a tenth property which the Trust will acquire subsequent to the financing. The Trust anticipates that the net proceeds from this proposed financing will exceed the $25,000,000 required to be paid to MLI on or before November 23, 1996.

     Although management believes that the payment of these notes at a discount can be achieved, there can be no assurance that the Trust will be successful in its financing efforts (including the consummation of the financing described above) or property sale efforts and will ultimately be able to pay the Option Price required under the Settlement Agreement to achieve the discount.

     Other Litigation. On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas against a major shareholder of the Trust, alleging, among other things, violations of federal and state securities laws. On January 30, 1996, the defendants filed a counterclaim against the Trust, requesting that certain Bylaw amendments be stricken, that a receiver be appointed for the assets and business of the Trust and that the Trust recover certain funds from the Trust Managers. On March 26, 1996, the United States District Court for the Northern District of Texas denied the defendants' motion to appoint a receiver for the Trust. On September 9, 1996, the court granted defendants' motion for partial summary judgment, ruling that the provisions of
     Article IX of the Trust's bylaws limiting share ownership to 9.8% of the Trust's shares is invalid under the Texas REIT Act. The court denied the Trust's motion for reconsideration of its September 9, 1996 ruling on October 28, 1996. Defendants also filed an application to preliminarily enjoin the Trust from enforcing Article IX and another bylaw provision (Article XIII) adopted by the Trust following the court's September 9, 1996 ruling. Article XIII also provides for share ownership limitations to ensure continued compliance with REIT requirements under the federal income tax laws and becomes effective if certain events occur that prevent the Trust from enforcing Article
     IX. On November 12, 1996, the court granted defendants' application for preliminary injunction. The Trust believes that the Court's ruling misconstrues the Texas REIT Act. Accordingly, the Trust intends to appeal this ruling. This counterclaim was joined with a class action and derivative complaint against the Trust and its Trust Managers filed by another shareholder on February 22, 1996. Although management believes the Trust will ultimately prevail in these suits, no assurance can be given regarding the ultimate outcome of this litigation.

     The parties have entered into settlement discussions regarding the litigation described above. Although there can be no assurance that a settlement of the litigation will occur, due to the anticipated settlement of this litigation, the Trust Managers have determined that it is in the best interests of the Trust and its shareholders to cancel the Annual Meeting of Shareholders which was originally scheduled to be held on December 18, 1996. The new record date and date of the Annual Meeting of Shareholders will be announced at a later date.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the quarter and nine months ended September 30, 1996 and 1995. Management believes that the presentation of FFO and FAD will enhance the reader's understanding of the Trust's financial condition as well as provide comparability to other real estate investment trusts. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") which is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. FAD is generally more indicative of the Trust's ability to make distributions as it includes the effect of the Trust's capital expenditures. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity.

                                      (000)                    (000)
                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                 1996       1995         1996        1995
Net loss                        $(801)     $(898)     $(1,702)    $(2,596)
Loss on sales of real estate        -          -            -         191
Extraordinary loss -
extinguishment of debt              -          -            -          55
Extraordinary gain -
forgiveness of debt                 -          -       (1,367)          -
Real estate depreciation and
amortization                      761        644        2,165       2,052
Default rate interest accrual       -        331          369         393
Funds from operation ("FFO")      (40)        77         (535)         95
Capitalized improvements and
leasing commissions              (307)      (300)        (925)       (796)
GAAP straight line rent
adjustment                         19         24          128         116
Funds available for
distribution ("FAD")           $ (328)     $(199)     $(1,332)      $(585)



            Quarter Ended September 30, 1996 and 1995

      The Trust had a net loss of $801,000 for the quarter ended September 30, 1996 compared to a net loss of $898,000 for the same quarter in 1995. This change was primarily related to a decrease in interest expense (due to the default rate interest accrued on the MLI notes in 1995), an increase in depreciation and amortization (due to higher depreciable balances in 1996), a decrease in interest income (due to the $5.2 million paid to MLI in May 1996 in settlement of accrued interest) and a decrease in net operating income (due to a decrease in leased occupancy from 94.9% at September 30, 1995 to 92.0% at September 30, 1996).

      The Trust's FFO, which excludes the effect of extraordinary gains or losses and the default rate interest accrued on the MLI notes, decreased by $117,000 when comparing the quarter ended September 30, 1996 to the same quarter in 1995. This decrease is attributable to the aforementioned decrease in interest income and decrease in net operating income. FAD decreased by $129,000 due primarily to the same factors affecting FFO.



          Nine Months Ended September 30, 1996 and 1995

      When comparing the nine months ended September 30, 1996 to the same period in 1995, the net loss of the Trust decreased from $2,596,000 in 1995 to $1,702,000 in 1996. This resulted primarily from an extraordinary gain on forgiveness of debt of $1,367,000 recorded in the second quarter of 1996 as a result of the settlement of the MLI litigation, an increase of $483,000 in litigation, refinancing and proxy costs (primarily due to the costs of defending against two shareholder lawsuits filed in
1996), a $191,000 loss on the sale of the Trust's Quadrant property in February 1995, a $138,000 decrease in interest income (due to the $5.2 million paid to MLI in May 1996 in settlement of accrued interest), and a $124,000 decrease in interest expense (due to the retirement of the Patapsco and Quadrant mortgage loans in 1995 and a decrease in the interest rate on the Tamarac and Northview mortgage loans in July 1995).

      The Trust's FFO, which excludes the effect of extraordinary gains or losses and default rate interest, decreased by $630,000 when comparing the nine months ended September 30, 1996 to the same period in 1995. This is primarily attributable to the aforementioned increase in litigation, refinancing and proxy costs and the decrease in interest income.

      FAD decreased by $747,000 due to these same factors affecting FFO and the higher level of tenant improvements and leasing commissions in 1996. These expenditures are indicative of the Trust's higher level of leasing activity in 1996. During the first nine months of 1996, the Trust executed 411,000 square feet of new leases compared to 287,000 in 1995.

      The overall occupancy of the Trust's portfolio on September 30, 1996 was 92.0%, compared to 94.9% on September 30, 1995.
When comparing the nine months ended September 30, 1996 to the same period in 1995 on a same property basis, revenue was up 3.4% and net operating income was up 1.9% for the Trust's industrial properties whereas revenue was down 6.2% and net operating income was down 10.3% for the Trust's retail property. Occupancy at the Trust's retail property slipped from 88.3% at September 30, 1995 to 84.1% at September 30, 1996. The Trust is currently working toward the repositioning of the property and its tenants as a means of increasing occupancy.


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

      The Trust has received a financing commitment from the lending affiliate of an insurance company in the amount of $27,990,000. This financing, which the Trust expects to close on or about November 15, 1996, will be secured by first liens on nine existing Trust properties and a tenth property which the Trust will acquire subsequent to the financing. The Trust anticipates that the net proceeds from this proposed financing will exceed the $25,000,000 required to be paid to MLI on or before November 23, 1996. In addition, the Trust is currently marketing four properties for sale, and anticipates another transaction wherein the Trust will sell a property while purchasing another property from the buyer, as a means of raising capital to fund the remaining amount of the Option Price.

      The Trust believes it can raise the funds necessary to complete the discounted payment of the MLI debt through property financing proceeds and the sale of real estate properties. However, the ultimate success of this transaction is dependent upon the financial and real estate markets existing at the time of such financing or property sales. Accordingly, there can be no assurance that the Trust will ultimately be able to pay the Option Price as required under the Settlement Agreement to achieve the discount on the notes. Should the Trust be unable to perform under the Settlement Agreement, the lender has the right to immediately begin foreclosure proceedings against the collateral, which constitutes substantially all of the Trust's assets.

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



      The initial capitalization of the Trust in 1985 included $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997. Pursuant to the retirement of these Zero Coupon Notes, the Trust partially in-substance defeased certain Zero Coupon Notes in December 1993 and November 1994. At September 30, 1996, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $14,300,000, respectively.

     At September 30, 1996, the Trust had $62,645,000 in mortgage debt outstanding, including the MLI debt of $45,239,000. Of this amount, $1,931,000 represented variable rate financing (with a weighted average interest rate of 10.25%) and $60,714,000 represented fixed rate financing (with a weighted average interest rate of 8.80%).



                   PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

      The Manufacturers Life Insurance Company. As more fully described in Part I, Liquidity and Capital Resources, the Trust settled its litigation with The Manufacturers Life Insurance Company ("MLI") on May 22, 1996 and entered into a Settlement Agreement with respect to payment of the MLI notes.

      Paul O. Koether and Pure World, Inc. On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas, against Pure World, Inc. and Paul O. Koether. The suit alleges, among other things, violations under federal and state securities law for material misrepresentations and omissions made by the defendants in filings made with the Securities and Exchange Commission including the failure to disclose meetings and correspondence between the defendants and representatives of MLI, the Trust's largest unsecured creditor, regarding the proposed purchase at a discount of the Trust's unsecured notes held by MLI. The Trust seeks injunctive relief preventing future discussions with MLI regarding the purchase of the MLI notes, further attempts to gain control of the Trust by the defendants and any further purchases of shares in the Trust by the defendants until proper disclosures are made. In addition, the Trust seeks a declaratory judgment regarding enforcement of the share ownership restrictions contained in the Trust's Bylaws and injunctive relief preventing the voting of shares accumulated in excess of the share ownership limitations contained in the Bylaws. The Trust also seeks recovery of distributions paid on shares accumulated in excess of these share ownership limitations.

      On January 30, 1996, the defendants filed an answer, counterclaims and a third party complaint. The third party complaint was filed against the Trust Managers of the Trust. In their counterclaim and third party claims, the defendants are requesting that certain Bylaw amendments be stricken, that the court issue an injunction until an additional independent Trust Manager is appointed, that a receiver be appointed for the assets and business of the Trust, that the Trust recover certain funds from the Trust Managers, and that the defendants recover an unspecified amount of damages and attorneys' fees. The Trust filed a Motion to Dismiss, which the court granted in part, requiring the defendants to replead their counterclaim. On March 26, 1996, the court denied Pure World's motion for partial summary judgment to appoint a receiver for the Trust. The court ruled that the failure to elect new Trust Managers or re-elect the current Trust Managers at the last two annual shareholder meetings has not resulted in a shareholder deadlock and is insufficient grounds for the appointment of a receiver. On September 9, 1996, the court granted defendants' motion for partial summary judgment, ruling that the provisions of Article IX of the Trust's bylaws limiting share ownership to 9.8% of the Trust's shares is invalid under the Texas REIT Act. The court denied the Trust's motion for its reconsideration of its September 9, 1996 ruling on October 28, 1996. Defendants also filed an application to preliminarily enjoin the Trust from enforcing Article IX and another bylaw provision (Article XIII) adopted by the Trust following the court's September 9, 1996 ruling. Article XIII also limits share ownership to ensure the Trust continues to comply with REIT requirements under the federal income tax laws and becomes effective in the event that
Article IX is finally adjudicated to be unenforceable or otherwise invalid, including any and all appeals or other appellate review, or the Trust is enjoined from enforcing Article
IX. On November 12, 1996, the court granted defendants' application for preliminary injunction.


   The Trust believes that the Court's ruling misconstrues the Texas REIT Act. Accordingly, the Trust intends to appeal the ruling. Although management believes the Trust will ultimately prevail in this suit, no assurance can be given regarding the ultimate outcome of this litigation and its financial effect upon the Trust.

      Robert Strougo. On February 22, 1996, a class action and derivative complaint was filed against the Trust and its Trust Managers by an alleged shareholder of the Trust, Robert Strougo. The suit alleges, among other claims, interference with shareholders' franchise rights and breach of fiduciary duty and seeks recovery of unspecified damages and attorneys' fees. The court has since granted the Trust's and the Trust Managers' motion to dismiss the class action claim, ruling that such claim was improper. In April 1996, this suit was consolidated with the Trust's litigation described in "Paul O. Koether and Pure World, Inc." above. Although management believes the Trust will ultimately prevail in this suit, no assurance can be given regarding the ultimate outcome of this litigation and its financial effect upon the Trust.

      The costs of pursuing the above-described litigation and defending against the actions of the defendants are expected to be significant and could adversely affect the Trust's resources and liquidity.

     The parties have entered into settlement discussions regarding the litigation described above. Although there can be no assurance that a settlement of the litigation will occur, due to the anticipated settlement of the litigation, the Trust Managers have determined that it is in the best interests of the Trust and its shareholders to cancel the Annual Meeting of Shareholders which was originally scheduled to be held on December 18, 1996. The new record date and date of the Annual Meeting of Shareholders will be announced at a later date.




Item 3.Defaults Upon Senior Securities.

      As more fully described in Part I, Liquidity and Capital Resources, the Trust settled its litigation with The Manufacturers Life Insurance Company ("MLI") on May 22, 1996 and entered into a Settlement Agreement with respect to payment of the MLI notes.

Item 6.Exhibits and Reports on Form 8-K.

     (a)         Exhibits

           Exhibit No.             Description
           27.1(filed herewith)    Financial Data Schedule


     (b)   Reports on Form 8-K

 Current Report on Form 8-K dated September 24, 1996, reporting Item 5.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                      (Registrant)


Date:November 14, 1996       /s/     MARC A. SIMPSON
                                   Marc A. Simpson,
                      Vice President and Chief Financial Officer
                          (principal accounting and financial
                            officer)