Form 10-K405
period 1996-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1997-03-06
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

     (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
                SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1996
                              OR
     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From ______ to ______

                 Commission File Number 1-9016

              American Industrial Properties REIT
    (Exact name of registrant as specified in its charter)

              Texas                  75-6335572
     (State of organization)      (I.R.S. Employer
                               Identification Number)

  6220 North Beltline, Suite 205
          Irving, Texas                75063
(Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:
                        (972) 550-6053

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,750,000 as of February 27,
1997.   The  aggregate  market  value  has  been  computed   by
reference to the closing price at which the stock was sold on the New York Stock Exchange on February 27, 1997.

      10,000,000 Shares of Beneficial Interest were outstanding as of February 27, 1997.



              AMERICAN INDUSTRIAL PROPERTIES REIT
             For The Year Ended December 31, 1996

                       TABLE OF CONTENTS
                           FORM 10-K

Securities and Exchange Commission Item Number and Description
                                                       Page

                            PART I.

Item 1.Business                                        1
       General                                         1
       Business Objectives and Strategy                2
       Recent Developments                             2
       Revenue and Loss from Real Estate Operations    3
       Geographic Analysis of Revenue                  4
       Competition                                     4
       Employees                                       4
Item 2.Properties                                      4
Item 3.Legal Proceedings                               8
Item 4.Submission of Matters to a Vote of Shareholders11

                           PART II.

Item 5.Market for Registrant's Common Equity and
       Related Shareholder Matters                    11
Item 6.Selected Financial Data                        12
Item 7.         Management's Discussion and Analysis of
       Financial Condition and Results of Operations  12
       Results of Operations                          12
       Liquidity and Capital Resources                15
Item 8.Financial Statements and Supplementary Data    16
Item 9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure         16

                           PART III.

Item 10.           Trust Managers and Executive Officers
        of the Trust                                  17
Item 11.Executive Compensation                        19
Item 12.        Security Ownership of Certain Beneficial
        Owners and Management                         20
Item 13.                       Certain Relationships and
        Related Transactions                          21

                           PART IV.

Item 14.          Exhibits, Financial Statement Schedule
        and Reports on Form 8-K                       21


SIGNATURES                                            26


Index to Consolidated Financial Statements and
Financial Statement Schedule                         F-1



                              PART I.

ITEM 1.  Business

General

   American Industrial Properties REIT (the "Trust"), a Texas real estate investment trust, was organized on September 26, 1985 by the issuance of 13,400 Shares of Beneficial Interest (the "Shares"). On November 27, 1985, the Trust completed an initial public offering and issued an additional 9,062,000 Shares and commenced operations. The Trust's investment objective is to maximize the total return to its shareholders through the acquisition, leasing, management and disposition of industrial real estate properties.

   The Trust is currently engaged in the operation of developed industrial real estate properties and one retail real estate property. The industrial properties are leased for office, office-showroom, warehouse, distribution, research and development, and light assembly purposes. The retail property is leased to retail merchandise establishments, restaurants, and a cinema. The Trust leases space in its properties to a variety of tenants. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. On December 31, 1996, the Trust's portfolio consisted of twelve industrial properties located in California, Maryland, Minnesota, Texas, and Wisconsin, and one retail property, Tamarac Square, located in Colorado. Rents and tenant reimbursements related to Tamarac Square were approximately 29%, 30% and 31% of the Trust's total revenues in 1996, 1995 and 1994, respectively.

   The Trust was initially advised by an external advisor (the "Advisor") under an advisory agreement that provided for the payment of an annual advisory fee and reimbursements for
certain  expenses  as  well  as  transaction  fees  for   asset
acquisitions  and  dispositions.   In  June  1993,  the   Trust
terminated its agreement with the Advisor and converted to self-administration. The name of the Trust was changed to American Industrial Properties REIT and its ticker symbol on the New York Stock Exchange was changed to "IND" to reflect the Trust's industrial property focus. In October 1993, shareholders voted to remove the finite life term of the Trust as contained in the original Declaration of Trust, thereby making the Trust a perpetual life entity.

   As part of its initial capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997 (the "Notes"). As part of its effort to retire the outstanding Notes, which were accreting at 12%, the Trust utilized net proceeds from property sales and issuance of certain unsecured notes payable to reduce the amount of outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust partially in-substance defeased $12,696,000 (face amount at maturity) of the outstanding Notes with proceeds from disposal of short term investments. During the first half of 1994, the Trust purchased $239,000 (face amount at maturity) of Notes and submitted the Notes to the Trustee for cancellation. In November 1994, $3,669,000 (face amount at maturity) of the outstanding Notes were partially in-substance defeased with the proceeds from a refinancing of certain of the Trust's properties. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding of approximately
$2,887,000 (face amount at maturity) in the open market and submitted the Notes to the Trustee for cancellation. As a result of the 1994 defeasance, the liens securing the Notes on each of the Trust's properties were released.

  In connection with the retirement of certain Notes, the Trust issued $53,234,000 in unsecured promissory notes in February 1992 to The Manufacturers Life Insurance Company ("MLI"). The terms of these unsecured notes included an 8.8% fixed rate of interest, semi-annual interest only payments commencing May 1993, the deferral of interest due prior to May 1993, full principal maturity on November 27, 1997 and a mandatory principal payment on or before November 27, 1993. On December 31, 1992, the Trust used $11,648,000 of the net sales proceeds from its 1992 sales of real estate to make a principal and interest payment on the 8.8% unsecured notes which included the mandatory principal payment due November 27, 1993. See "Recent Developments" below.

   To further its business objectives and strategy, the Trust may sell certain properties and reinvest such proceeds in properties in targeted markets. In December 1993, the Trust purchased an industrial distribution property in Dallas, Texas. In February 1995, the Trust sold its industrial distribution property in Ft. Lauderdale, Florida and in August 1995, the Trust purchased an industrial distribution property in Arlington, Texas. In November 1996 and December 1996, the Trust sold industrial distribution properties in Seattle, Washington and Minneapolis, Minnesota, respectively.

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

Business Objectives and Strategy

  With the settlement of the litigation described under "Recent Developments" below and in "Item 3. Legal Proceedings" in 1996, the Trust intends to pursue a growth strategy which will maximize the total return to its shareholders. In February 1997, the Trust engaged Prudential Securities Incorporated as its exclusive financial advisor to provide consultation and advice on attracting debt and/or equity capital to implement this strategy. The Trust intends to focus on the industrial and light industrial sectors of the real estate market, believing that these sectors are underserved and capable of providing significantly higher returns than other more competitive sectors. The Trust's growth strategy will focus on major markets in the South and Southwest regions of the United States, with the goal of achieving a significant presence in the industrial markets of targeted cities. In pursuing its growth strategy, the Trust intends to utilize research-driven investment analysis, disciplined buy/sell decisions and state-of-the-art operating systems.

   The Trust presently intends to raise debt and equity capital to fund its growth strategy through traditional mortgage debt transactions and, in the event the Trust's shareholders approve an increase in the authorized capital of the Trust, private equity placements and/or public equity offerings.

Recent Developments

   During 1996, the Trust settled two significant litigation matters in which it was involved (see "Item 3. Legal Proceedings"). The first matter, in which the Trust had brought suit against MLI, was settled in May 1996. In connection with the settlement, the Trust entered into a Settlement Agreement whereby the Trust was granted the option to repay the $45,239,000 principal amount due and owing under the MLI Notes for $36,800,000 (the "Option Price"). In addition, the notes became secured by first or second liens on various properties owned by the Trust and by pledges of ownership interests in certain Trust entities owning properties. In accordance with the terms of the Settlement Agreement, the Trust paid $5,200,000 to MLI to satisfy all accrued interest through April 12, 1996, allowing the Trust to recognize an extraordinary gain of $1,367,000 in the second quarter of 1996. According to the Settlement Agreement, $25,000,000 was to be paid on the Option Price by November 23, 1996. The remaining amount due could be extended to March 31, 1997 and to June 30, 1997 by the additional payment of $250,000 and $150,000, respectively. Through a mortgage financing in November 1996 and the sale of two properties during November and December 1996, the Trust made total payments of $31,350,000 on the Option Price. In accordance with the Settlement Agreement, the Trust recorded an extraordinary gain on extinguishment of debt (including certain accrued interest) in the fourth quarter of 1996 of $4,443,000.

   The second litigation matter, in which the Trust had filed a lawsuit against a significant shareholder and the shareholder had countersued the Trust and filed third party claims against the existing Trust Managers, was settled in December 1996. The settlement resulted in the acquisition by USAA Real Estate Company ("USAA REALCO"), a subsidiary of United Services Automobile Association, an insurance and financial services company based in San Antonio, Texas, of the Shares owned by this shareholder and certain other shareholders. USAA REALCO also purchased the Trust's remaining 924,600 authorized but unissued Shares in December 1996 for $2,542,650 or $2.75 per share. USAA REALCO currently owns 3,182,206 Shares, representing 31.82% of the total outstanding Shares of the Trust.

   In February 1997, USAA REALCO purchased the MLI Notes from MLI. The notes were modified by USAA REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721 , resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of approximately $2,643,000 in the first quarter of 1997. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). In order for USAA REALCO to convert its debt into Shares, the shareholders must approve an increase in the authorized Shares of the Trust. An increase in the authorized Shares of the Trust requires approval by holders of two-thirds of the outstanding Shares of the Trust. In addition, the shareholders must approve the right of USAA REALCO to convert its debt into Shares. If the shareholders approve the conversion right of USAA REALCO and approve an increase in the authorized Shares of the Trust, and USAA REALCO converts the modified notes into Shares prior to December 31, 1997 at $2.00 per Share (assuming a principal balance of $5,449,618), USAA REALCO will receive 2,724,809 Shares upon conversion, or 21.41% of the outstanding Shares (assuming no other issuances of Shares). Upon such an event, USAA REALCO will own approximately 46.42% of the outstanding Shares. The notes provide that if shareholder approval of this conversion right is not obtained by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more of the Trust's properties would be required to satisfy this obligation in the event the notes become due and payable.

Revenue and Loss from Real Estate Operations

  The breakdown of revenue and loss from real estate operations for  each of the years ended December 31, 1996, 1995, and  1994 is as follows (in thousands):

                                   1996        1995        1994
Rents and reimbursements from
unaffiliated tenants:
Industrial                      $8,012      $7,885      $7,639
Retail                           3,308       3,525       3,441
Rents and tenant                11,320      11,410      11,080
reimbursements
Interest income                    158         369         146
Total revenue                   11,478      11,779      11,226
Property operating expenses     (4,022)     (3,851)     (3,952)
Depreciation and amortization   (2,909)     (2,777)     (3,133)
Interest expense and
amortization of original
issuediscount on Zero Coupon
Notes due 1997                  (5,901)     (6,485)     (5,270)
Administrative expenses         (3,378)     (2,404)     (2,532)
Provisions for possible losses
on real estate                    -           (600)       (650)
Loss from real estate
operations                     $(4,732)    $(4,338)    $(4,311)


Geographic Analysis of Revenue

   The geographic breakdown of the Trust's rents and tenant reimbursements for each of the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

           Market               1996     1995     1994
Baltimore industrial              $541     $577     $583
Dallas industrial(a)             2,863    2,575    2,259
Ft. Lauderdale industrial(b)         -       71      384
Houston industrial               1,461    1,387    1,197
Los Angeles industrial             908      922      936
Milwaukee industrial               910      906      982
Minneapolis industrial(c)          805      824      721
Seattle industrial(d)              524      623      577
Denver retail                    3,308    3,525    3,441
Total rents and tenant
reimbursements                 $11,320  $11,410  $11,080
      _____________________
      (a)One property was purchased in August 1995.
      (b)The Ft. Lauderdale property was sold
      in February 1995.
      (c)One property was sold in December 1996.
      (d)The Seattle property was sold in November 1996.

Competition

   The Trust owns industrial properties in Baltimore, Dallas, Houston, Los Angeles, Milwaukee, and Minneapolis, and one retail property in Denver. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

Employees

   The Trust currently employs six people on a full-time basis. Information regarding executive officers of the Trust is set forth in "Item 10. Trust Managers and Executive Officers of the Trust" of Part III of this Form 10-K and is incorporated herein by reference.


ITEM 2.    Properties

   As of December 31, 1996, the Trust owned 13 real estate properties consisting of 12 industrial developments and one enclosed specialty retail mall. The Trust sold one industrial property in each of February 1995, November 1996 and December 1996. The Trust purchased an industrial property in August 1995. A description of the properties owned by the Trust as of December 31, 1996, as well as related leased occupancy and mortgage indebtedness, is presented below.


Baltimore Industrial

  Patapsco Industrial Center

     Patapsco Industrial Center is a five-building, two phase industrial park located in Linthicum Heights, Maryland, a suburb of Baltimore. The project comprises approximately 95,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 86%.

     Patapsco Industrial Center is subject to a mortgage with a principal amount outstanding of $3,112,500 as of December
  31, 1996.


Dallas Industrial

  Beltline Business Center

     Beltline Business Center consists of three industrial buildings located in Irving, Texas, a suburb of Dallas, that are 100% finished for office space and, together, comprise approximately 61,000 square feet of net rentable space. The Trust's corporate offices, comprising approximately 2,500 square feet of space, are located in this property. As of December 31, 1996, leased occupancy (including space utilized by the Trust) was 93%.

     Beltline Business Center is subject to a mortgage with a principal amount outstanding of $2,775,000 as of December
  31, 1996.

  Gateway 5 and 6

     Gateway  5  and  6  consists of two  industrial  buildings located  in  Irving,  Texas comprising  approximately  79,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 100%.

     Gateway 5 and 6 is subject to a mortgage with a principal amount outstanding of $2,850,000 as of December 31, 1996.

  Meridian Street Warehouse

     The Meridian Street Warehouse, purchased in August 1995, is an industrial distribution property in Arlington, Texas comprising approximately 72,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 100%.

     The Meridian Street Warehouse is subject to a mortgage with a principal amount outstanding of $1,162,500 as of December 31, 1996.

  Northgate II

     Northgate II consists of four industrial buildings located within a 21-building industrial park in Dallas, Texas. The project consists of approximately 236,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 100%.

     Northgate II is subject to a mortgage with a principal amount outstanding of $5,175,000 as of December 31, 1996.

  Northview Distribution Center

     Northview  Distribution Center consists of two  industrial buildings located in Dallas, Texas.  The project consists  of
  approximately 175,000 square feet of net rentable space.   As
  of December 31, 1996, leased occupancy was 100%.

     Northview Distribution Center is subject to a mortgage with a principal amount outstanding of $2,194,000 as of December 31, 1996.


Houston Industrial

  Plaza Southwest

     Plaza Southwest consists of five industrial buildings in Houston, Texas comprising approximately 149,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 87%.

     Plaza Southwest is subject to a mortgage with a principal amount outstanding of $3,375,000 as of December 31, 1996.

  Commerce Park

     Commerce Park consists of two industrial buildings in Houston, Texas comprising approximately 87,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 97%.

     Commerce Park is subject to a mortgage with a principal amount outstanding of $2,100,000 as of December 31, 1996.

  Westchase Park

     Westchase Park consists of two industrial buildings in Houston, Texas comprising approximately 47,000 square feet of net rentable space. As of December 31, 1996, leased occupancy was 100%.

     Westchase Park is subject to a mortgage with a principal amount outstanding of $1,327,500 as of December 31, 1996.


Los Angeles Industrial

  Huntington Drive Center

     Huntington Drive Center consists of a two-story office building and an industrial building comprising approximately 62,000 square feet of net rentable space located in
  Monrovia, California, a suburb of Los Angeles. As of December 31, 1996, leased occupancy was 100%.

     Huntington Drive Center is subject to a mortgage with a principal amount outstanding of $4,575,000 as of December
  31, 1996.


Milwaukee Industrial

  Northwest Business Park

     Northwest Business Park consists of three industrial buildings comprising approximately 143,000 square feet of net rentable space located in Menomonee Falls, Wisconsin, a suburb of Milwaukee. As of December 31, 1996, leased occupancy was 87%. The Trust is currently soliciting offers for the sale of Northwest Business Park. If an acceptable offer is received, it is likely that the Trust will sell this property during 1997.

     Phase  I  of  Northwest Business  Park  is  subject  to  a mortgage  with  a principal amount outstanding of  $1,278,000 as of December 31, 1996.


Minneapolis Industrial

  Burnsville

     Burnsville consists of one industrial building comprising approximately 46,000 square feet of net rentable space located in Burnsville, Minnesota, a suburb of Minneapolis. As of December 31, 1996, leased occupancy was 100%. The Trust is currently soliciting offers for the sale of Burnsville and anticipates a sale of this property in the first quarter of 1997.

     Burnsville is subject to a mortgage with a principal amount outstanding of $1,927,000 as of December 31, 1996.


Denver Retail

  Tamarac Square

     Tamarac Square, located in Denver Colorado, consists of an enclosed specialty retail mall of approximately 139,000 net rentable square feet with an adjacent convenience center of approximately 33,000 net rentable square feet, two free-standing buildings of approximately 8,000 net rentable square feet each, a separate free-standing building of approximately 9,000 net rentable square feet and two ground leases comprising approximately 4.91 acres. During 1993, the Trust completed a $2 million renovation of Tamarac Square. As of December 31, 1996, leased occupancy was 87%.

     Tamarac Square is subject to a mortgage with a principal amount outstanding of $11,946,000 as of December 31, 1996.

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square. The source of the contamination is apparently related to underground storage tanks ("USTs") located on adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards, and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment. Implementation of the plan is ongoing. The responsible party is negotiating to obtain access agreements from impacted landowners, including the Trust.


ITEM 3.   Legal Proceedings

The Manufacturers Life Insurance Company

   On May 1, 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company ("MLI"), the holder of the Trust's $45,239,000 8.8% unsecured notes payable, in the 134th Judicial District Court in Dallas, Texas. The suit alleged that MLI, which on April 21, 1995, had declared the Trust in default for non-monetary violations of the Note Purchase Agreement, had breached the Note Purchase Agreement between MLI and the Trust and had unlawfully sought to coerce the Trust into relinquishing certain of its rights. Specifically, the suit alleged, among other things, that MLI and certain other entities had engaged in acts of bad faith and conspiracy in an attempt to force the Trust to consent to the transfer of the
Trust's notes held by MLI to a third party. The suit was subsequently amended to name Fidelity Management and Research Company, Fidelity Galileo Fund L.P., Belmont Capital Partners II, L.P., Fidelity Puritan Trust, and Fidelity Management Trust Company (together, the "Fidelity Entities") as additional defendants and to specify damages to the Trust of up to $20,000,000, plus an unspecified amount for punitive damages.

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

   Effective May 22, 1996, the Trust settled this lawsuit and entered into a Settlement Agreement whereby the Trust was granted the option to repay the $45,239,000 principal amount due and owing under the MLI Notes for $36,800,000 (the "Option Price"). In addition, the notes became secured by first or second liens on various properties owned by the Trust and by pledges of ownership interests in certain Trust entities owning properties. In accordance with the terms of the Settlement Agreement, the Trust paid $5,200,000 to MLI to satisfy all accrued interest through April 12, 1996, allowing the Trust to recognize an extraordinary gain of $1,367,000. According to the Settlement Agreement, $25,000,000 was to be paid on the Option Price by November 23, 1996. The remaining amount due could be extended to March 31, 1997 and to June 30, 1997 by the additional payment of $250,000 and $150,000, respectively. Through a mortgage financing in November 1996 and the sale of two properties during November and December 1996, the Trust made total payments of $31,350,000 on the Option Price. In accordance with the Settlement Agreement, the Trust recorded an extraordinary gain on extinguishment of debt (including certain accrued interest) in the fourth quarter of 1996 of $4,443,000. In February 1997, these notes were purchased by USAA REALCO (see " Item 1. Recent Developments").

Paul O. Koether and Pure World, Inc.

   On January 8, 1996, the Trust filed a lawsuit in federal court in Dallas, Texas, against Pure World, Inc. and Paul O. Koether, significant shareholders in the Trust. The suit alleged, among other things, violations under federal and state securities law for material misrepresentations and omissions made by the defendants in filings made with the Securities and Exchange Commission, including the failure to disclose meetings and correspondence between the defendants and MLI regarding the proposed purchase of the MLI Notes. The Trust sought injunctive relief preventing future discussions with MLI regarding the purchase of the MLI Notes, further attempts to gain control of the Trust by the defendants and any further purchases of Shares of the Trust by the defendants until proper disclosures were made. In addition, the Trust sought a declaratory judgment regarding enforcement of the share ownership restrictions contained in the Trust's Bylaws and injunctive relief preventing the voting of Shares accumulated in excess of the share ownership limitations contained in the Bylaws. The Trust also sought recovery of distributions paid on Shares accumulated in excess of these share ownership limitations.

   On January 30, 1996, the defendants filed an answer, counterclaims and third party claims against the existing Trust Managers of the Trust. In their counterclaims and third party claims, the defendants requested that certain Bylaw amendments be stricken, that the court issue an injunction until an additional independent Trust Manager is appointed, that a receiver be appointed for the assets and business of the Trust, that the Trust recover certain funds from the Trust Managers, and that the defendants recover an unspecified amount of damages and attorneys' fees. The Trust filed a motion to dismiss, which the court granted in part, requiring the defendants to replead their counterclaim.

   On February 22, 1996, a separate class action and derivative complaint was filed against the Trust and its existing Trust Managers by Robert Strougo, a shareholder of the Trust. The suit alleged, among other claims, interference with shareholders' franchise rights and breach of fiduciary duty and sought recovery of unspecified damages and attorneys' fees. The Court later granted the Trust's and the Trust Managers' motion to dismiss the class action claim, ruling that such claim was improper. In April 1996, the remaining shareholder derivative claims of this litigation were consolidated with the Pure World litigation.

   On March 26, 1996, the Court denied Pure World's motion for partial summary judgment to appoint a receiver for the Trust. On September 9, 1996, the Court granted Pure World's motion for partial summary judgment, ruling that the provisions of Article IX of the Trust's Bylaws limiting share ownership to 9.8% of the Trust's Shares were invalid under the Texas REIT Act.

   On November 26, 1996, the Trust and the Trust Managers entered into a settlement resolving the litigation, pending Court approval. The Trust Managers believed that the settlement was in the best interests of the Trust and its shareholders because the settlement and dismissal of the shareholder litigation avoided further expense, disposed of burdensome and potentially protracted litigation, permitted continued operation of the business of the Trust unhindered by the distractions, interference and expense of litigation and terminated all controversy involving the settled claims. The Trust Managers further believed that the settlement would enhance the Trust's ability to obtain additional equity capital to allow the Trust to pursue its growth strategy, with a view to increasing shareholder value. The Trust and the Trust Managers denied any wrongdoing on their respective parts and their participation in the settlement did not constitute any admission to the contrary.

   As approved by the Court on December 19, 1996, the terms of the settlement provided for the following:

   1. The Trust and/or the Trust Managers caused the Bylaws of the Trust to be amended as follows: (a) to provide that Trust Manager nominees who have not been previously elected as Trust Managers by the shareholders of the Trust (as well as Trust Managers who have been previously elected as Trust Managers by the shareholders of the Trust) shall be elected at the annual meeting of shareholders by the affirmative vote of the holders of a majority of the outstanding Shares of the Trust; (b) to provide that a vacancy on the Board of Trust Managers may be filled by a majority of the remaining Trust Managers, though less than a quorum, or by vote of the holders of a majority of the outstanding Shares of the Trust; (c) to provide that the cash compensation of a Trust Manager shall not be increased by more than 20% over the prior year without the approval of the holders of a majority of the Shares at the annual meeting of shareholders of the Trust; (d) to provide that in the event the Trust receives an offer to purchase all or substantially all of the assets of the Trust, or if the Trust receives a proposal for a merger transaction in which the Trust will not be the surviving entity, the Board of Trust Managers will create a committee consisting entirely of Independent Trust Managers (as defined in the Trust's Declaration of Trust) who shall, consistent with their fiduciary duties, review any such offer and make a recommendation to the Board of Trust Managers;
(e) to provide that when making a determination of whether to declare a dividend, the Trust Managers shall make their decision  consistent  with  their  fiduciary  duties  as  Trust
Managers; and (f) to provide that each of the foregoing provisions may be amended only by the vote of the holders of a majority of the outstanding Shares of the Trust.

   2. The Trust Managers repealed Article XIII of the Bylaws, and will repeal Article IX of the Bylaws, limiting share ownership to 9.8%, not later than December 1, 1997. In the event the Trust Managers desire to retain a 9.8% limitation on share ownership, the Trust Managers shall present a proposal to the Trust's shareholders to amend the Declaration of Trust to provide for a 9.8% limitation on share ownership consistent with industry standards.

   3. The Trust increased the number of Trust Managers on the Board of Trust Managers to five, with the additional two Trust Managers being Independent Trust Managers, as defined in the Trust's Declaration of Trust. Pursuant to the terms of the Share Purchase Agreement dated December 13, 1996 (the "USAA Share Purchase Agreement"), by and between the Trust and USAA REALCO, the Trust Managers unanimously voted to appoint Edward
B. Kelley and T. Patrick Duncan to fill the vacancies created by the increase in the number of Trust Managers

   4. In connection with the settlement, USAA REALCO purchased all Shares of the Trust previously held by Pure World, Jonathan Tratt, Stanley D.I. Horwitz, David Bradley, Keith Sexton and C.J. Scott in privately negotiated transactions. All Shares previously held by Black Bear Realty, Ltd. and Turkey Vulture Fund XIII, Ltd., affiliates of Richard Osborne (the "Osborne Shares") (totaling 998,100 Shares), were purchased by the Trust through American Industrial Properties REIT, Inc., a Maryland corporation and affiliate of the Trust ("AIP Inc.") for an aggregate price of $2,744,775 ($2.75 per share). The proceeds of a loan to AIP Inc. from USAA REALCO were utilized to acquire the Osborne Shares, which loan was evidenced by a Promissory Note dated November 25, 1996, by AIP Inc. for the benefit of USAA REALCO. The Trust satisfied the loan from USAA REALCO under the terms of the Promissory Note by transferring the Osborne Shares to USAA REALCO in December 1996 and paying $17,106 in accrued interest. Under the terms of the Promissory Note, interest accrued on a daily basis for 60 days from the inception of the note at a rate equal to 9% per annum. All of the above entities selling Shares to USAA REALCO or AIP Inc., along with Messrs. Koether and Osborne, have agreed not to purchase any of the Trust's Shares or otherwise attempt to influence the Trust or its shareholders for a period of five
(5) years.

   5. Pure World was also paid $825,000 in consideration for the releases and standstill agreement given by Pure World and
Mr. Koether in connection with the Settlement Agreement, for the undertaking of Pure World to sell its Shares of the Trust to USAA REALCO, and for attorneys' fees incurred by Pure World in connection with this litigation and prior disputes. The Trust also paid Pure World all dividends previously withheld from Pure World, plus accrued interest. Pure World's counsel applied with the Court for, and was granted, an award of attorneys' fees and expenses in the amount of $390,000, which amount was included in the $825,000 total. AIP Inc. also paid $25,000 to Black Bear Realty, Ltd. and other affiliates of Mr. Osborne in consideration of the standstill agreement given upon transfer of the Osborne Shares.

   6.   Strougo's  counsel applied to the Court  for,  and  was
granted,   an  award  of  attorneys'  fees  of  $120,000,   and
reimbursement of expenses incurred in connection with this litigation in the amount of $10,000.

   7.   The  liability insurer providing director  and  officer
insurance for the Trust Managers reimbursed the Trust  $625,000 for amounts paid to Pure World and Strougo in settlement of this litigation.

   8. While final approval of the settlement was pending, the Court stayed the shareholder litigation and the effect of its November 12, 1996 order granting Pure World's application for preliminary injunction (except as to Shares acquired between September 9, 1996 and November 20, 1996). In connection with approving the Settlement, the Court dissolved the injunction.


ITEM 4.    Submission of Matters to a Vote of Shareholders

   Due to the pending settlement of the Trust's litigation with Paul Koether, Pure World, Inc. and Robert Strougo described above, the Trust canceled its Annual Meeting of Shareholders scheduled for December 18, 1996. It is anticipated that the meeting will be rescheduled during the second quarter of 1997.


                           PART II.

ITEM  5.      Market for Registrant's Common Equity and Related
Shareholder Matters

   The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND". The following table sets forth for the periods indicated the high and low closing sales price of the Trust's Shares, and the cash distributions declared per Share:

Quarter Ended       High     Low      Distributions
December 31, 1996   2 3/8    1 7/8         $.00
September 30, 1996      2    1 5/8          .00
June 30, 1996       1 7/8    1 3/8          .00
March 31, 1996      2 1/4    1 3/8          .04

December 31, 1995   2 1/2    1 5/8          .04
September 30, 1995      2    1 3/8          .00
June 30, 1995       1 5/8    1 1/8          .00
March 31, 1995      1 1/2    1 1/4          .00


   A distribution of $0.04 per share was declared on October 2, 1995, payable on October 23, 1995 to shareholders of record on October 11, 1995 and a distribution of $0.04 per share was declared on January 22, 1996, payable on February 13, 1996 to shareholders of record on February 2, 1996. The Trust's litigation settlement with The Manufacturers Life Insurance Company in May 1996 (see "Item 3. Legal Proceedings") prohibits the Trust from making distributions while the agreement is in place. The modified notes owned by USAA REALCO provide that the Trust may not make distributions until the debt is paid in full; however, this restriction terminates in the event the shareholders approve USAA REALCO's conversion right and approve an increase in the authorized Shares of the Trust, or if USAA REALCO, in its sole discretion, permits distributions to be made prior to the modified notes being fully paid. To the extent allowable, the Trust intends to evaluate future distributions on a quarterly basis.

    On December 19, 1996, the Trust sold its remaining authorized, but previously unissued Shares (924,600 Shares) in a private placement to USAA REALCO for an aggregate sales price of $2,542,650 ($2.75 per share). This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the sale of the unissued Shares by the Trust to USAA REALCO did not involve a public offering.

   As of February 27, 1997, the closing sale price per Share on
the  NYSE  was  $2.375.   On such date, there  were  10,000,000
outstanding Shares held by 1,748 shareholders of record.


ITEM 6.     Selected Financial Data

   The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1996. This information should be read in conjunction with the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K.

                                             Year Ended December 31,
                          1996         1995        1994         1993        1992
                                  (in thousands except share and per share data)
Operating data:
 Total revenues          $11,478     $11,779     $11,226     $10,641     $15,139
 Loss from real estate    (4,732)     (4,338)     (4,311)     (5,121)    (18,719)
operations(a)
 Net income (loss)(a)      1,255      (4,584)     (4,655)     (7,867)    (17,593)
 Per share:
  Loss from real estate
operations(a)             $(0.52)     $(0.48)     $(0.47)     $(0.57)     $(2.06)
  Net income (loss)(a)      0.14       (0.51)      (0.51)      (0.87)      (1.94)
  Distributions paid        0.04        0.04        -           0.16        0.20
Balance sheet data:
 Total assets            $78,936     $89,382     $92,550     $88,297     $110,446
 Total debt               53,216      62,815      65,613      57,078       68,578
 Shareholders' equity     22,683      19,248      24,196      28,851       38,171

     (a)Loss from  real estate operations and net loss for 1995,  1994, and  1992 include provisions for possible losses  on  real
     estate    of    $600,000,   $650,000,   and   $14,094,000,
     respectively.

ITEM 7.     Management's Discussion and Analysis  of  Financial
     Condition and Results of Operations

   The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the
Securities  Act  of 1933, as amended, and Section  21E  of  the
Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.

Results of Operations

  Comparison of 1996 to 1995

  The sale of two properties in late 1996 and the purchase of a property in August 1995 affected the 1996 operating results when compared to 1995. On a same property basis, property revenues decreased from $10,209,000 in 1995 to $10,186,000 in
1996, a decrease of 0.2%, comprised of a 2.9% increase in revenue related to industrial properties and a 6.2% decrease in revenue at the Trust's retail property. The decrease in revenue at the Trust's retail property stemmed from lower percentage rents and slower leasing of vacancies and is partially attributable to the opening of a new regional mall in Denver during the third quarter of 1996. Overall leased occupancy of the Trust's portfolio was 94.2% at December 31, 1996 compared to 93.7% at December 31, 1995.

  On a same property basis, net operating income decreased from $6,704,000 in 1995 to $6,494,000 in 1996, a decrease of 3.1%.
This overall decrease is comprised of a 0.5% increase related to industrial properties and a 10.7% decrease related to the Trust's retail property. The decrease in the Trust's retail property is a result of the decrease in revenue explained above. Same property operating expenses increased by 5.3%, reflecting higher repairs and maintenance expenses and tenant refit costs in 1996.

  Loss from real estate operations increased from $4,338,000 in 1995 to $4,732,000 in 1996 as a result of the decrease in net operating income explained above, a decrease in total interest expense (due to the larger accrual of default rate interest on the MLI Notes in 1995), the provision of $600,000 for possible losses on real estate in 1995, an increase in litigation, refinancing and proxy costs (due to the shareholder litigation in 1996), an increase in Trust administration and overhead expenses (due to the accrual at year end 1996 of incentive compensation) and a decrease in interest income (due to higher invested balances in 1995 from the nonpayment of interest to the Trust's unsecured lender).

   During 1996, the Trust sold two industrial properties and recognized a gain on sale of $177,000, compared to the sale of one property in 1995 resulting in a loss on sale of $191,000. In 1996, the Trust recognized an extraordinary gain on extinguishment of debt of $5,810,000, or $0.64 per share, pursuant to settlement of litigation. See "Item 3. Legal Proceedings."


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

   During 1995, the Trust recognized a loss of $191,000 on the sale of its Quadrant property and an extraordinary loss of $55,000 related to the prepayment of an outstanding mortgage loan. In 1994, the Trust recognized an extraordinary loss of $344,000 on the partial in-substance defeasance of Zero Coupon Notes due 1997.

   During 1995, the Trust incurred approximately $980,000 in expenses related to litigation, a proxy contest in connection with issues before the shareholders at the Trust's annual meeting and attempted recapitalization costs, compared to approximately $1,027,000 in 1994. During 1994, the Trust had no litigation expenses but incurred costs related to two proxy contests.

   The Trust recorded a provision for possible loss on real estate related to its Patapsco property at December 31, 1995 of $600,000. This provision follows a $650,000 provision made at December 31, 1994. The Trust began marketing this property in early 1995.

  Analysis of Cash Flows

    Cash flow used in operating activities in 1996 was $1,965,000. This deficit reflects the results of property operations, interest expense and administrative expenses. Interest expense reflects the accrual of $369,000 of default rate interest which was ultimately forgiven and which would not be reflected on a recurring basis. In addition, administrative expenses includes $1,548,000 of litigation, refinancing and proxy costs which relate to special situations and should not be considered to be recurring expenses.

   Cash flow provided by investing activities in 1996 was $5,173,000, representing proceeds from the sale of two properties and amounts expended on capitalized improvements and leasing commissions. The sale of the two properties was necessary to raise capital with which to make payments under the Trust's option to retire certain indebtedness at a discount.

    Cash flow used in financing activities in 1996 was $6,185,000. This amount reflects proceeds from the mortgage financing on nine properties, the payment of amounts on the option to retire certain indebtedness at a discount, the sale of Shares to USAA REALCO, and the first quarter distribution to shareholders.


  Funds from Operations

   In March 1995, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") issued its White Paper on Funds from Operations ("FFO") which clarified the treatment of certain items in determining FFO and recommended additional supplemental disclosures. The Trust has adopted the recommendations of NAREIT and restated its FFO calculation for prior years. The changes promulgated by NAREIT eliminate the add back of depreciation and amortization of non-real estate items, including the amortization of deferred financing costs, in determining FFO. The revised definition of FFO is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. Funds Available for Distribution ("FAD") is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects capital expenditures. Neither FFO or FAD should be considered an alternative to net income as an indicator of the Trust's operating performance or to cash flows from operations as a measure of liquidity.

  FFO and FAD are calculated as follows:

                                      Year Ended December 31,
                                        1996      1995      1994
                                          (in thousands)
   Net income (loss)               $1,255    $(4,584)  $(4,655)
   Exclude effects of:
   Extraordinary (gain) loss on
   extinguishment of debt          (5,810)        55        -
   (Gain) loss on sales of
   real estate                       (177)       191       -
   Provision for possible
   losses on real estate               -         600       650
   Real estate depreciation
   and amortization                 2,890      2,771     3,102
   Default rate interest              369        724       -
   Extraordinary loss on partial
   in-substance defeasance
   of Zero Coupon Notes                 -        -         344
   Funds from Operations          $(1,473)     $(243)    $(559)


   Funds from Operations          $(1,473)     $(243)    $(559)
   Capitalized improvements and
   leasing commissions(a)          (1,372)    (1,023)   (1,476)
   Non-cash effect of straight-
   line rents on FFO                  193        161       156
   Funds Available for
   Distribution                   $(2,652)   $(1,105)  $(1,879)


   Weighted average Shares
   outstanding                     9,108.2    9,075.4   9,075.4

______________________________________________

     (a) The breakdown of capitalized improvements and leasing commissions is as follows for each of the two years ending December 31, 1996:

                                FYE 12/31/96        FYE 12/31/95
                               Amount    PSF       Amount    PSF
     Tenant improvements -
     new tenants             $287      $3.32     $343       $2.58
     Tenant improvements -
     renewing tenants         282       1.93      184        1.30
     Leasing costs -
     new tenants              245       1.71      168        1.16
     Leasing costs -
     renewing tenants         144       0.58      107        0.55
     Expansions and major
     renovations              414       0.26      221        0.13
                    Total  $1,372              $1,023


Liquidity and Capital Resources

   The principal sources of funds for the Trust's liquidity requirements are funds generated from operations of the Trust's real estate assets and unrestricted cash reserves. As of December 31, 1996, the Trust had $4,010,000 in unrestricted cash on hand. The Trust presently anticipates that these cash reserves will provide sufficient funds for all currently known liabilities and commitments relating to the Trust's operations during 1997.

   As described in "Item 3. Legal Proceedings," the Trust settled its MLI litigation in May 1996 and paid $5,200,000 in settlement of all past due interest on the MLI Notes, thereby allowing the Trust to record an extraordinary gain of $1,367,000. The Trust was also granted an option to repay the approximate $45,239,000 in principal amount outstanding on the MLI Notes for $36,800,000 (the "Option Price"). In November 1996, the Trust completed a mortgage financing on nine properties in the amount of $26,453,000. Net proceeds of $24,805,000 were applied to the Option Price. In addition, the Trust sold two properties during the fourth quarter of 1996, generating net proceeds of $6,545,000 which were also applied to the Option Price. In accordance with the Settlement Agreement, $4,220,000 in debt was forgiven, allowing the Trust to record an extraordinary gain of $4,443,000 (including accrued interest forgiven). As detailed in "Item 1. Recent Developments," these notes were purchased by USAA REALCO in February 1997. USAA REALCO has the option to convert the principal amount of these notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000), assuming shareholder approval of this conversion right and approval of an increase in the authorized Shares of the Trust. If conversion of this debt were to occur in 1997, USAA REALCO would own approximately 46.4% of the outstanding Shares of the Trust.

   The Trust declared a distribution of $0.04 per Share in February 1996. The Settlement Agreement related to the MLI litigation, signed in May 1996, prohibits the payment of distributions while the agreement is in effect. The modified notes owned by USAA REALCO provide that the Trust may not pay distributions until the debt is paid in full; however, this restriction terminates in the event the shareholders approve USAA REALCO's conversion right and approved an increase in the authorized Shares of the Trust or if USAA REALCO, in its sole discretion, permits distributions to be paid prior to the modified notes being fully paid. Should the notes be converted to equity as described above, this restriction will be removed. To the extent allowable, the Trust intends to evaluate future distributions on a quarterly basis.

   The Trust currently has borrowings secured by mortgages on the Trust's properties totaling $43,797,000. Of this amount, approximately $1,927,000 represents variable rate financing with a weighted average interest rate of 10.25% and $41,870,000 represents fixed rate financing with a weighted average interest rate of 8.61%. The overall weighted average interest rate on the Trust's mortgage debt is 8.68%. Annual debt service on these borrowings amounts to $4,452,000 and principal maturity during 1997 will approximate $675,000.

   The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 20% to 25% of the Trust's tenants and related revenue annually. Such turnover requires capital outlays related to tenant improvements and leasing commissions in order to maintain or improve the Trust's occupancy levels. These costs amounted to $1,372,000 in the year ended December 31, 1996 and $1,023,000 in the year ended December 31, 1995. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activity and related escrows. No capital improvements or renovations of significance are anticipated in the near future for any of the Trust's properties, with the possible exception of a large retail lease at the Trust's retail property. Such a lease, if agreed to, could result in expenditures for tenant improvements in excess of $500,000.


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

  None.


                           PART III.


ITEM 10. Trust Managers and Executive Officers of the Trust

   The  persons  who  serve  as Trust  Managers  and  executive
officers   of  the  Trust,  their  ages  and  their  respective
positions are as follows:

Name                        Age Position(s) and Office(s) Held
William H. Bricker           65 Trust Manager
T. Patrick Duncan            48 Trust Manager
Robert E. Giles              49 Trust Manager
Edward B. Kelley             54 Trust Manager
Charles W. Wolcott           44 Trust Manager, President and
                                Chief Executive Officer
Marc A. Simpson              42 Vice President and Chief
                                Financial Officer, Secretary
                                and Treasurer
David B. Warner              38 Vice President and Chief
                                Operating Officer

     William  H.  Bricker, Trust Manager.  Mr.  Bricker  has
  served as a Trust Manager since September 1985. Mr. Bricker has served as President of DS Energy Services Incorporated and has consulted in the energy field and international trade since 1987. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. Mr. Bricker is a director of the LTV Corporation, the Eltech Systems Corporation and the National Paralysis Foundation. He received his Bachelor of Science and Master of Science degrees from Michigan State University.

     T.  Patrick  Duncan,  Trust Manager.   Mr.  Duncan  was
  appointed a Trust Manager on December 20, 1996. Mr. Duncan has been employed by USAA Real Estate Company since 1986 and currently serves as Senior Vice President of Real Estate Operations. Mr. Duncan is a director of USAA Income Investments I and II, USAA Real Estate Limited Partnerships III and IV and Meridian Industrial Trust. Mr. Duncan is also a member of the board of various civic entities in San Antonio, Texas. Mr. Duncan received degrees from the University of Arizona in accounting and finance and is a certified public accountant.

      Robert  E.  Giles,  Trust  Manager.   Mr.  Giles   was
  appointed as a Trust Manager on March 15, 1996. Mr. Giles is currently the owner and President of Robert E. Giles Interests, Inc., a real estate consulting and development firm. Mr. Giles also serves as President of Title Network, Ltd., a national title insurance agency.
  Mr. Giles was a Vice-President with the J.E. Roberts Companies, Inc. from 1994 to 1995. From 1990 to 1994, Mr. Giles was President and a Director of National Loan Bank, a publicly held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles holds Bachelor and Master's degrees from the University of Texas at Austin and the University of Texas at Arlington, respectively.

     Edward  B.  Kelley,  Trust  Manager.   Mr.  Kelley  was
  appointed a Trust Manager on December 20, 1996. Mr. Kelley has been President of USAA Real Estate Company since 1989. Mr. Kelley is a director of USAA Income Investments I and II and USAA Real Estate Limited Partnerships III and IV. Mr. Kelley is also a member of the Board of Trustees of St. Mary's University as well as various civic entities in San Antonio, Texas and is a past member of the Board of La Quinta Motor Inns, Baptist Memorial Hospital System and the National Association of Industrial and Office Parks. Mr. Kelley received a Bachelor of Business Administration degree from St. Mary's University in 1964 and a Master of Business Administration degree from Southern Methodist University in 1967. Mr. Kelley is also a Member of the Appraisal Institute (MAI).

     Charles W. Wolcott, Trust Manager, President and Chief Executive Officer. Mr. Wolcott was hired as the President and Chief Executive Officer of the Trust in May 1993 and has served as a Trust Manager since August 1993. Mr. Wolcott was President and Chief Executive Officer for Trammell Crow Asset Services, a real estate asset and portfolio management affiliate of Trammell Crow Company, from 1990 to 1992. He served as Vice President and Chief Financial and Operating Officer of the Trust from 1988 to 1991. From 1988 to 1990, Mr. Wolcott was a partner in Trammell Crow Ventures Operating Partnership. Prior to joining the Trammell Crow Company in 1984, Mr. Wolcott was President of Wolcott Corporation, a firm engaged in the development and management of commercial real estate properties. Mr. Wolcott graduated from the University of Texas at Austin in 1975 with a Bachelor of Science degree and received a Master of Business Administration degree from Harvard University in 1977.

     Marc A. Simpson, Vice President and Chief Financial Officer, Secretary and Treasurer. Mr. Simpson was hired as the Vice President and Chief Financial Officer, Secretary and Treasurer of the Trust in March 1994. From November 1989 to March 1994, Mr. Simpson was a Manager in the Financial Advisory Services group of Coopers &
  Lybrand L.L.P. Prior to that time, he served as Controller of Pacific Realty Corporation, a real estate development company. Mr. Simpson graduated with a Bachelor of Business Administration degree from Midwestern State University in 1978, and received a Master of Business Administration degree from Southern Methodist University in 1990.

     David B. Warner, Vice President and Chief Operating Officer. Mr. Warner was hired as Vice President and Chief Operating Officer of the Trust in May 1993. From 1989 through the date of his accepting a position with the Trust, Mr. Warner was a Director of the Equity Investment Group for The Prudential Realty Group. From 1985 to 1989, he served in the Real Estate Banking Group of NCNB Texas National Bank. Mr. Warner graduated from the University of Texas at Austin in 1981 with a degree in Finance and received a Master of Business Administration from the same institution in 1984.

   In December 1996, the Trust increased the number of Trust Managers on the Board of Trust Managers to five, with the additional two Trust Managers being Independent Trust Managers, as defined in the Trust's Declaration of Trust. Pursuant to its Share Purchase Agreement with the Trust, USAA REALCO requested that Edward B. Kelley and T. Patrick Duncan be appointed Trust Managers. On December 20, 1996, the Trust Managers unanimously voted to appoint Messrs. Kelley and Duncan to fill the vacancies created by the increase in the number of Trust Managers.

   The Trust Managers hold office until their successors, if any, are duly elected and qualified or until the earlier of their death, resignation or removal. Executive officers of the Trust serve at the discretion of the Board of Trust Managers.

   The Trust Managers have appointed two committees, the Audit Committee and the Compensation Committee. Both the Audit and Compensation Committees include only Trust Managers who are independent of management and who are free from any relationship that would interfere with the exercise of their independent judgment. The Audit Committee appoints the independent public accountants for the Trust subject to ratification by the shareholders at the Annual Meeting and consults with the independent public accountants on the Trust's audited financial statements and on the efficacy of the Trust's internal control systems. The Compensation Committee establishes guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors, including review of compensation to executive officers of comparable entities and recommendations of independent compensation consultants. Mr. Bricker was the sole independent Trust Manager and member of these committees until March 1996, at which time Mr. Giles was appointed to both committees. In January 1997, Mr. Duncan was appointed to the Compensation Committee and Mr. Kelley was appointed to the Audit Committee. The Trust does not have a Nominating Committee.


ITEM 11.   Executive Compensation

  In March 1996, the Trust increased the annual fee paid to its independent Trust Managers from $20,000 to $40,000 due to the time requirements and exposure created by the litigation involving the Trust (see "Item 3. Legal Proceedings"). In addition, the Trust Managers receive $1,000 for each meeting of the Trust Managers or a committee of the Trust Managers attended in person and are reimbursed for their expenses incurred in connection with their duties as Trust Managers. In addition to the annual fee, Mr. Bricker received $16,000 and Mr. Giles received $11,000 in 1996 for attendance at Trust Manager and committee meetings. Mr. Wolcott did not receive any compensation for his services as a Trust Manager.

   The following table sets forth certain information regarding the compensation paid to the Trust's executive officers during the three years ended December 31, 1996:

                   Summary Compensation Table
                              Fiscal   Annual Compensation     All Other
Name and Principal Position     Year     Salary    Bonus      Compensation
Charles W. Wolcott              1996   $195,000  $100,000(a)     $8,039(d)
President and Chief             1995   $189,000   $72,000(b)     $7,040(e)
Executive Officer               1994   $180,000   $62,100(c)     $7,222(f)

Marc A. Simpson                 1996   $110,000   $55,000(a)     $8,039(d)
Vice-President and Chief        1995   $105,000   $40,000(b)     $6,838(e)
Financial Officer               1994    $81,859   $34,500(c)     $4,095(f)

David B. Warner                 1996   $110,000   $55,000(a)     $8,039(d)
Vice-President and Chief        1995   $100,000   $43,000(b)     $6,312(e)
Operating Officer               1994    $92,000   $34,500(c)     $4,429(f)
________________

(a)Represents bonus payments for 1996 paid in January 1997.
(b)Represents bonus payments for 1995 paid in January 1996.
(c)Represents bonus payments for 1994 paid in February 1995.
(d)Represents company contribution to the Retirement and Profit
Sharing Plan in January 1997.
(e)Represents company contribution to the Retirement and Profit
Sharing Plan in January 1996.
(f)Represents company contribution to the Retirement and Profit
Sharing Plan in February 1995.

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

  On March 13, 1996, the Trust entered into Bonus and Severance Agreements with each of Messrs. Wolcott, Simpson and Warner. These agreements formalized the Trust's policy of providing an annual incentive bonus of up to fifty percent of the employee's base salary upon the achievement of certain objectives established by the Compensation Committee. In addition, the agreements generally provide that if the employee is terminated within one year after a Change in Control (as defined therein), the employee will be entitled to receive an amount equal to one times the employee's annual base salary, continuation of health and welfare benefits for up to one year and the prorated amount of any annual incentive bonus earned through the date of termination. The agreements are effective through March 13, 1999.

Compensation Committee Interlocks and Insider Participation

  During the 1996 fiscal year, William H. Bricker and Robert E.
Giles were members of the Compensation Committee. Mr. Bricker was the sole member of the Compensation Committee until Mr.
Giles was appointed in March 1996.


ITEM 12.   Security Ownership of Certain Beneficial Owners  and
Management

   The following table sets forth certain information as to the number of Trust Shares beneficially owned by (a) each person (including any "group" as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended) who is known by the Trust to own beneficially 5% or more of the Shares, (b) each Trust Manager, (c) each executive officer of the Trust, and (d) all executive officers of the Trust and Trust Managers as a group.

                          Amt of Shares
                         Benefcly Owned
                              as of      Percentage
                             February    of Shares
Names of Beneficial Owners   27, 1997   Outstanding

William H. Bricker              2,000     (1)
T. Patrick Duncan               3,000     (1)
Robert E. Giles                 3,750     (1)
Edward B. Kelley                5,000     (1)
Charles W. Wolcott             73,900     (1)
Marc A. Simpson                14,500     (1)
David B. Warner                 6,000     (1)

USAA Real Estate Company
8000 R.F. McDermott Fwy.
Suite 600
San Antonio, Tx  78230-3884
Attn:  Randal R. Seewald    3,182,206    31.822%(2)

All Trust Managers and
Executive Officers as a
group                         108,150     1.082%
______________

  (1)Ownership is less than 1% of the outstanding Shares.
  (2)Information obtained from Schedule 13D filed by USAA Real Estate Company with the Securities and
       Exchange
       Commission on December 19, 1996.

ITEM 13.  Certain Relationships and Related Transactions

   As detailed in "Item 1. Recent Developments," USAA REALCO currently owns 3,182,206 Shares, representing 31.82% of the outstanding Shares of the Trust. In February 1997, USAA REALCO purchased certain outstanding indebtedness of the Trust having a then current principal balance of $9,419,213. The notes were then modified by USAA REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000 in the first quarter of 1997. At the time the notes were modified,  the  Trust made a principal payment  of  $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31,
1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). In order for USAA REALCO to convert its debt into Shares, the shareholders must approve an increase in the authorized Shares of the Trust. An increase in the authorized Shares requires approval by holders of two-thirds of the outstanding Shares. In addition, the shareholders must approve the right of USAA REALCO to convert its debt into Shares. The notes provide that if shareholder approval of this conversion right is not approved by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more properties would be required to satisfy this obligation in the event the notes become due and payable.

   Pursuant to its rights under the USAA Share Purchase Agreement, USAA REALCO requested that Edward B. Kelley and T. Patrick Duncan, who are also executive officers of USAA REALCO, be appointed Trust Managers. On December 20, 1996, the Trust Managers unanimously voted to appoint Messrs. Kelley and Duncan as Trust Managers.


                           PART IV.

ITEM 14.  Exhibits, Financial Statement Schedule and Reports on
Form 8-K

  (a)  (1) and (2) Financial Statements and Financial Statement
Schedule:

     See Index to Consolidated Financial Statements and
     Financial Statement Schedule appearing on page F-1 of this Form 10-K

     (3)  Exhibits:

       Exhibit No.     Description
          3.1 Second Amended and Restated Declaration of Trust (incorporated herein by reference from
                Exhibit 4.1 to the Trust's Form 10-Q for the
                quarter ended September 30, 1993; File No. 1-
                9016)
          3.2   Fourth Amended and Restated Bylaws of the
                Trust (incorporated herein by reference from
                Exhibit 3.1 to Form 8-K of the Trust dated
                October 3, 1995; File No. 1-9016)
          3.3   Amendment to Fourth Amended and Restated
                Bylaws of the Trust (incorporated herein by
                reference from Exhibit No. 99.1 to Form 8-K of the Trust dated November 13, 1995; File No. 1-
                9016)
          3.4 Amendment to the Bylaws of American Industrial Properties REIT, dated September 20, 1996, adding Article XIII to the Bylaws
                (incorporated herein by reference from Exhibit No. 99.1 to Form 8-K of the Trust dated September 20, 1996; File No. 1-9016)
          3.5 Amendments to Fourth Amended and Restated Bylaws (incorporated herein by reference from Exhibit No. 99.3 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
          4.1 Indenture dated November 15, 1985 between the Trust and IBJ Schroder Bank & Trust Company (incorporated herein by reference from Exhibit
                10.4 to Form S-4 of American Industrial
                Properties REIT, Inc. dated March 16, 1994;
                File No. 33-74292)
          10.1 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit
                10.5 to Amendment No. 1 to Form S-4 of
                American Industrial Properties REIT, Inc.
                dated March 4, 1994; File No. 33-74292)
          10.2 Amendments to 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to Form 10-K of the Trust dated March 27, 1995)
          10.3  Note Purchase Agreement dated February 27,
                1992 between the Trust and Manufacturers Life Insurance Company (incorporated herein by reference from Exhibit 10.6 to Form S-4 of American Industrial Properties REIT, Inc.
                dated January 31, 1994; File No. 33-74292)
          10.4  Addendum to $19,143,646.92 Unsecured
                Promissory Note due November 27, 1997
                (incorporated herein by reference from Exhibit
                10.6 to Form 10-K of the Trust dated March 27,
                1995)
          10.5 Settlement Agreement by and between American Industrial Properties REIT, Patapsco #1 Limited Partnership, Patapsco #2 Limited Partnership, The Manufacturers Life Insurance Company and The Manufacturers Life Insurance Company (U.S.A.) dated as of May 22, 1996 (incorporated herein by reference from Exhibit
                99.1 to Form 8-K of the Trust dated May 22,
                1996; File No. 1-9016)
          10.6 Agreement and Assignment of Partnership Interest, Amended and Restated Agreement and Certificate of Limited Partnership and
                Security Agreement for Patapsco Center -
                Linthicum Heights, Maryland (incorporated
                herein by reference from Exhibit 10.8 to
                Amendment No. 1 to Form S-4 of American
                Industrial Properties REIT, Inc. dated March
                4, 1994; File No. 33-74292)
          10.7 Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and AMRESCO
                Capital Corporation as Payee (incorporated
                herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          10.8 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit
                99.2 to Form 8-K of the Trust dated November
                22, 1994; File No. 1-9016)
          10.9 Loan Modification Agreement modifying the note dated November 15, 1994 in the original principal amount of $12,250,000 (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
          10.10 Note dated November 15, 1994 in the original principal amount of $2,250,000 with AIP Properties #2 L.P. as Maker and AMRESCO
                Capital Corporation as Payee (incorporated
                herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
          10.11 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit
                99.4 to Form 8-K of the Trust dated November
                22, 1994; File No. 1-9016)
          10.12 Loan Modification Agreement modifying the note dated November 15, 1994 in the original principal amount of $2,250,000 (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
          10.13 Share Purchase Agreement dated as of December 13, 1996, by and between American Industrial Properties REIT and USAA Real Estate Company (incorporated herein by reference from Exhibit No. 99.4 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
          10.14 Promissory Note dated November 25, 1996, by
                and between American Industrial Properties,
                Inc. and USAA Real Estate Company
                (incorporated herein by reference from Exhibit No. 99.5 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
          10.15 Letter Agreement dated December 18, 1996, by and between American Industrial Properties, Inc. and USAA Real Estate Company
                (incorporated herein by reference from Exhibit No. 99.6 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
          10.16 Share Purchase Agreement dated as of December 20, 1996, by and between American Industrial Properties REIT, American Industrial
                Properties REIT, Inc. and USAA Real Estate
                Company (incorporated herein by reference from Exhibit No. 99.7 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
          10.17 Registration Rights Agreement dated as of December 19, 1996, by and between American Industrial Properties REIT and USAA Real
                Estate Company  (incorporated herein by
                reference from Exhibit No. 99.8 to Form 8-K of the Trust dated December 23, 1996; File No. 1-
                9016)
          10.18 Registration Rights Agreement dated as of December 20, 1996, by and between American Industrial Properties REIT and USAA Real
                Estate Company (incorporated herein by
                reference from Exhibit No. 99.9 to Form 8-K of the Trust dated December 23, 1996; File No. 1-
                9016)
          10.19 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Huntington Drive Center)
                (incorporated herein by reference from Exhibit
                99.1 to Form 8-K of the Trust dated November
                20, 1996; File No. 1-9016)
          10.20 Note dated November 15, 1996 in the original principal amount of $4,575,000 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee
                (Huntington Drive Center) (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated November 20, 1996; File No. 1-
                9016)
          10.21 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Patapsco Industrial Center) (incorporated herein by reference from Exhibit
                99.3 to Form 8-K of the Trust dated November
                20, 1996; File No. 1-9016)
          10.22 Note dated November 15, 1996 in the original principal amount of $3,112,500 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Patapsco Industrial Center) (incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 20, 1996; File No. 1-
                9016)
          10.23 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Woodlake Distribution Center) (incorporated herein by reference from Exhibit
                99.5 to Form 8-K of the Trust dated November
                20, 1996; File No. 1-9016)
          10.24 Note  dated  November 15, 1996 in the  original
                principal   amount  of  $1,537,500   with   AIP
                Properties   #3,   L.P.  as  Maker   and   Life
                Investors Insurance Company as Payee (Woodlake Distribution Center) (incorporated herein by reference from Exhibit 99.6 to Form 8-K of the Trust dated November 20, 1996; File No. 1-
                9016)
          10.25 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (All Texas properties except Woodlake) (incorporated herein by reference from Exhibit
                99.7 to Form 8-K of the Trust dated November
                20, 1996; File No. 1-9016)
          10.26 Note dated November 15, 1996 in the original principal amount of $1,162,500 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Meridian Street Warehouse) (incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated November 20, 1996; File No. 1-
                9016)
          10.27 Note dated November 15, 1996 in the original principal amount of $2,775,000 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Beltline Business Center) (incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated November 20, 1996; File No. 1-
                9016)
          10.28 Note dated November 15, 1996 in the original principal amount $3,375,000 with AIP
                Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Plaza
                Southwest) (incorporated herein by reference
                from Exhibit 99.10 to Form 8-K of the Trust
                dated November 20, 1996; File No. 1-9016)
          10.29 Note dated November 15, 1996 in the original principal amount of $2,100,000 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Commerce Park North) (incorporated herein by reference from Exhibit 99.11 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
          10.30 Note dated November 15, 1996 in the original principal amount of $2,850,000 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee (Gateway
                5 & 6) (incorporated herein by reference from
                Exhibit 99.12 to Form 8-K of the Trust dated
                November 20, 1996; File No. 1-9016)
          10.31 Note dated November 15, 1996 in the original principal amount of $5,175,000 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee
                (Northgate II) (incorporated herein by
                reference from Exhibit 99.13 to Form 8-K of
                the Trust dated November 20, 1996; File No. 1-
                9016)
          10.32 Note dated November 15, 1996 in the original principal amount of $1,327,500 with AIP Properties #3, L.P. as Maker and Life
                Investors Insurance Company as Payee
                (Westchase Park) (incorporated herein by
                reference from Exhibit 99.14 to Form 8-K of
                the Trust dated November 20, 1996; File No. 1-
                9016)
          10.33 Bonus and Severance Agreement dated March 13, 1996, between the Trust and Charles W. Wolcott (incorporated herein by reference from Exhibit
                10.12 to Form 10-K of the Trust dated March
                29, 1996)
          10.34 Bonus and Severance Agreement dated March 13, 1996, between the Trust and Marc A. Simpson (incorporated herein by reference from Exhibit
                10.13 to Form 10-K of the Trust dated March
                29, 1996)
          10.35 Bonus and Severance Agreement dated March 13, 1996, between the Trust and David B. Warner (incorporated herein by reference from Exhibit
                10.14 to Form 10-K of the Trust dated March
                29, 1996)
          10.36 Renewal, Extension, Modification and Amendment Agreement dated as of February 26, 1997 between the Trust and USAA Real Estate Company (incorporated herein by reference from Exhibit
                10.1 to Form 8-K of the Trust dated March 4,
                1997; File No. 1-9016)
          10.37 Amendment No. 1 to Share Purchase Agreement dated as of December 13, 1996 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the Trust dated March 4, 1997; File No. 1-9016)
          21.1 *Listing of Subsidiaries
          27.1 *Financial Data Schedule
       __________
       * Filed herewith


  (b) Reports on Form 8-K:

     The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1996:

Date Filed        Date of Earliest Event
with SEC          Reported on Form 8-K     Description

November 21, 1996 November 20, 1996        Item 5
                                           Closing of
                                           financing
                                           transaction

December 24, 1996 December 23, 1996        Item 5.
                                           Settlement of
                                           litigation and
                                           purchase of
                                           Shares by USAA
                                           REALCO



SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 1997.


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

Signatures                 Title              Date

/s/ WILLIAM H. BRICKER     Trust Manager      March 5, 1997
William H. Bricker


/s/ T. PATRICK DUNCAN      Trust Manager      March 5, 1997
T. Patrick Duncan


/s/ ROBERT E. GILES        Trust Manager      March 5, 1997
Robert E. Giles


/s/ CHARLES W. WOLCOTT     Trust Manager,     March 5, 1997
Charles W. Wolcott         President and
                           Chief Executive
                           Officer (Principal
                           Executive Officer)

/s/ MARC A. SIMPSON        Vice President     March 5, 1997
Marc A. Simpson            Chief Financial
                           Officer, Secretary
                           and Treasurer
                           (Principal Accounting
                           and Financial Officer)






              American Industrial Properties REIT

        Index to Consolidated Financial Statements and
                 Financial Statement Schedule


                                                       Page

Report of Independent Auditors                         F-2

Consolidated Financial Statements:
  Consolidated Statements of Operations for the years
  ended December 31, 1996, 1995, and 1994              F-3
      Consolidated Balance Sheets as of
      December 31, 1996 and 1995                       F-4
  Consolidated Statements of Changes in Shareholders'
  Equity for the years ended
  December 31, 1996, 1995 and 1994                     F-5
  Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994               F-6
  Notes to Consolidated Financial Statements           F-7

Financial Statement Schedule:
  Schedule III - Consolidated Real Estate and
  Accumulated Depreciation                             F-14
  Notes to Schedule III                                F-15


All  other  financial statements and schedules not listed  have
been   omitted  because  the  required  information  is  either
included in the Financial Statements and the Notes thereto as included herein or is not applicable or required.





                REPORT OF INDEPENDENT AUDITORS


Trust Managers and Shareholders
American Industrial Properties REIT:


We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




/s/ Ernst & Young

Dallas, Texas
February 13, 1997
  except for Note 14, as to
  which the date is February 26, 1997



American Industrial Properties REIT
Consolidated Statements of Operations
(in thousands, except share and per share data)

                                        Year Ended December 31,
                                             1996          1995          1994
REVENUES
Rents                                    $  8,592      $  8,676      $  8,397
Tenant reimbursements                       2,728         2,734         2,683
Interest income                               158           369           146
                                           11,478        11,779        11,226
EXPENSES
Property operating expenses:
Property taxes                              1,421         1,397         1,421
Property management fees                      430           428           442
Utilities                                     476           478           501
General operating                             849           795           705
Repairs and maintenance                       529           431           656
Other property operating
expenses                                      317           322           227
Depreciation and amortization               2,909         2,777         3,133
Interest on 8.8% notes payable              4,003         4,707         4,001
Interest on mortgages payable               1,898         1,778           850
Amortization of original issue
discount on Zero
Coupon Notes due 1997                           -             -           419
Administrative expenses:
Trust administration
and overhead                                1,830         1,424         1,505
Litigation, refinancing
and proxy costs                             1,548           980         1,027
Provision for possible losses
on real estate                                  -           600           650
                                           16,210        16,117        15,537
Loss from operations                       (4,732)       (4,338)       (4,311)
Gain (loss) on sales
of real estate                                177          (191)            -
Extraordinary gain (loss) on
extinguishment of debt                      5,810           (55)            -
Extraordinary loss on partial
in-substance defeasance of
Zero Coupon Notes due 1997                      -             -          (344)
NET INCOME (LOSS)                        $  1,255      $ (4,584)     $ (4,655)

PER SHARE DATA
Loss from operations                     $  (0.52)     $  (0.48)     $  (0.47)
Gain (loss) on sales
of real estate                               0.02         (0.02)          -
Extraordinary gain (loss) on
extinguishment of debt                       0.64         (0.01)          -
Extraordinary loss on partial
in-substance defeasance of
Zero Coupon Notes due 1997                    -             -           (0.04)
Net  Income (Loss)                       $   0.14      $  (0.51)     $  (0.51)
Distributions Paid                       $   0.04      $   0.04      $   0.00
Weighted average shares
outstanding                             9,108,241     9,075,400     9,075,400

The accompanying notes are an integral part of these financial statements.


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                         Dec 31,       Dec 31,
                                                 1996          1995
ASSETS
Real estate:
Held for investment                           $ 84,693      $ 97,091
Held for sale                                    9,779         4,806
Total real estate                               94,472       101,897
Accumulated depreciation                       (23,973)      (23,441)
Net real estate                                 70,499        78,456
Cash and cash equivalents:
Unrestricted                                     4,010         7,694
Restricted                                       1,366           659
Total cash and cash equivalents                  5,376         8,353
Other assets, net                                3,061         2,573

Total Assets                                  $ 78,936      $ 89,382

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable                        $ 43,797      $ 17,576
8.8% notes payable                               9,419        45,239
Accrued interest                                   602         5,178
Accounts payable, accrued
expenses and other liabilities                   1,964         1,620
Tenant security deposits                           471           521
Total Liabilities                               56,253        70,134

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value; authorized
10,000,000 Shares; issued and
outstanding 10,000,000
Shares at 1996 and
9,075,400 Shares at 1995                         1,000           908
Additional paid-in capital                     127,056       124,605
Retained earnings (deficit)                   (105,373)     (106,265)
Total Shareholders' Equity                      22,683        19,248

Total Liabilities and
Shareholders' Equity                          $ 78,936      $ 89,382

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except number of shares)

                                       Shares of Beneficial        Addt'l      Retained
                                          Interest                Paid-In      Earnings
                                           Number       Amount    Capital      (Deficit)      Total

Balance at January 1, 1994                  9,075,400      $908    $124,605       ($96,662)    $28,851

Net loss                                                                            (4,655)     (4,655)

Balance at December 31, 1994                9,075,400       908     124,605       (101,317)     24,196

Net loss                                                                            (4,584)     (4,584)
Distributions to shareholders                                                         (364)       (364)

Balance at December 31, 1995                9,075,400       908     124,605       (106,265)     19,248

Issuance of additional shares                 924,600        92       2,451                      2,543
Net income                                                                           1,255       1,255
Distributions to shareholders                                                         (363)       (363)

Balance at December 31, 1996               10,000,000    $1,000    $127,056      ($105,373)    $22,683


American Industrial Properties REIT
Consolidated Statements of Cash Flows
(in thousands)

                                               Year Ended December 31,
                                                   1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $ 1,255     $(4,584)    $(4,655)
Adjustments to reconcile net loss
to net cash (used in )
provided by operating activities:
Extraordinary (gains) losses                        (5,810)         55         344
(Gains) losses on real estate                         (177)        791         650
Depreciation                                         2,577       2,479       2,622
Amortization of deferred
financing costs                                         70          70           -
Other amortization                                     332         298         511
Amortization of original
issue discount                                           -           -         419
Changes in operating assets
and liabilities:
(Increase) decrease in other assets                   (563)        183        (256)
Increase (decrease) in accounts
payable, other liabilities and
tenant security deposits                               351         (61)        373

Net Cash (Used In) Provided By
Operating Activities                                (1,965)       (769)          8

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales
of real estate                                       6,545       2,476           -
Capitalized improvements
and leasing commissions                             (1,372)     (1,023)     (1,476)
Acquisition of real estate                               -      (1,309)          -

Net Cash Provided By (Used In)
Investing Activities                                 5,173         144      (1,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on
mortgage notes payable                             (31,832)     (2,798)     (1,283)
Proceeds from mortgage financing                    26,453           -      14,500
Proceeds from sale of common shares                  2,543           -           -
(Decrease) increase in
accrued interest                                    (2,986)      4,674           -
Distributions to shareholders                         (363)       (364)          -
Prepayment penalty on
extinguishment of debt                                   -         (55)          -
Partial in-substance defeasance
of Zero Coupon Notes                                     -           -      (3,106)
Partial repurchase of
Zero Coupon Notes                                        -           -      (2,241)

Net Cash (Used In) Provided By
Financing Activities                                (6,185)      1,457       7,870

Net (Decrease) Increase in Cash
and Cash Equivalents                                (2,977)        832       6,402

Cash and Cash Equivalents
at Beginning of Year                                 8,353       7,521       1,119

Cash and Cash Equivalents
at End of Year                                     $ 5,376     $ 8,353     $ 7,521


Cash Paid for Interest                             $ 8,817     $ 1,741     $ 4,718

The accompanying notes are an integral part of these financial statements.



              American Industrial Properties REIT
          Notes to Consolidated Financial Statements
                       December 31, 1996


Note 1  --  Significant Accounting Policies:

  General.

   American Industrial Properties REIT (the "Trust") is a self-administered Texas real estate investment trust which, as of December 31, 1996, owns and operates thirteen commercial real estate properties consisting of twelve industrial properties and one retail property. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, changed the name of the Trust to American Industrial Properties REIT and converted the Trust from a finite life entity to a perpetual life entity.

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

  Real Estate.

   The Trust carries its real estate at lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, issued in March 1995, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, are less than the carrying value of the related asset (see Note 2).

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

  Other Assets.

   Other assets primarily consists of deferred rent receivable, prepaid commissions and loan fees. Leasing commissions are capitalized and amortized on a straight line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

  Rents and Tenant Reimbursements.

   Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $599,000 and $810,000 at December 31, 1996 and 1995, respectively.

   Several tenants in the Trust's retail property are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $154,000, $269,000 and $245,000 for the years ended December 31, 1996, 1995, and 1994, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

   Tamarac Square, the Trust's only retail property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Tamarac totaled $3,308,000, $3,525,000, and $3,441,000 in 1996, 1995, and 1994,
respectively.

  Income Tax Matters.

  The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. The Trust had a taxable loss in each of the years ending December 31, 1996, 1995, and 1994. Accordingly, no provision for income taxes has been reflected in the financial statements.

  The Trust has a net operating loss carryforward from 1996 and prior years of approximately $34,800,000. Subject to certain restrictions, the losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income.

   Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

  Concentrations.

   The Trust owns industrial properties in Baltimore, Dallas, Houston, Los Angeles, Milwaukee, and Minneapolis, and one retail property in Denver. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust. The Trust's retail property, Tamarac Square, represents approximately 29% of the rent and tenant reimbursement revenues for the year ended December 31, 1996, and approximately 41% of net real estate at December 31, 1996.

  Reclassification.

  Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

Note  2  --  Real Estate and Provisions for Possible Losses  on
Real Estate:

   At December 31, 1996 and 1995, real estate was comprised of the following:

                                    1996         1995
       Held for investment:
       Land                      $15,149,000  $17,526,000
       Bldgs and improvements     69,544,000   79,565,000
                                  84,693,000   97,091,000
       Held for sale:
       Land                        1,728,000      897,000
       Bldgs and improvements      8,051,000    3,909,000
                                   9,779,000    4,806,000
       Total                     $94,472,000 $101,897,000

  During 1996, the Trust reclassified four properties from held for investment to held for sale in anticipation of the need to raise capital to complete the discounted purchase of certain indebtedness. Two of these properties were sold in the fourth quarter of 1996 for net proceeds of $6,545,000, resulting in a net gain of $177,000, and two remain classified as held for sale at December 31, 1996. The net operating income of the properties held for sale at December 31, 1996 was approximately $827,000 in 1996. During 1995, the Trust sold one industrial property for net proceeds of $2,476,000, resulting in a net loss of $191,000, and acquired a 72,000 square foot industrial distribution property in Arlington, Texas for total consideration of approximately $1,309,000. One property was classified as held for sale at December 31, 1995. This property, on which provisions for possible losses on real estate were recorded of $600,000 and $650,000 in 1995 and 1994, respectively, was reclassified to held for investment in 1996.

   If unforeseen factors should cause a reclassification of the Trust's real estate from held for investment to held for sale, significant adjustments to reduce the depreciated cost of the real estate to net realizable value could be required.

Note 3  --  Mortgages Payable:

   At December 31, 1996, the Trust's properties were subject to liens securing mortgage notes payable totaling $43,797,000. Of this amount $1,927,000 represented a note with a variable interest rate of prime plus 2% (at December 31, 1996, the prime rate was 8.25%) and $41,870,000 represented notes with fixed interest rates ranging from 8.40% to 11.0%.

  Principal payments due during each of the next five years are as  follows:  $675,000 in 1997, $2,632,000 in 1998,  $1,973,000 in  1999, $818,000 in 2000, $13,776,000 in 2001 and $23,923,000
thereafter.

  The Bylaws of the Trust, the settlement agreement relating to the 8.8% Notes Payable, and certain mortgages payable contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of December 31, 1996.


Note 4  --  8.8% Notes Payable:

   In February 1992, the Trust issued $53,234,000 of unsecured notes payable due November 1997 (the "8.8% Notes Payable"), proceeds of which were used to retire certain other indebtedness. In May 1995, the Trust initiated litigation against the holder of these notes and elected not to make scheduled interest payments thereafter. In June 1995, the noteholder declared the entire principal amount and all accrued interest on the notes due and payable and, effective June 13, 1995, began accruing interest on the principal amount at the 11.7% default rate provided for in the Note Purchase Agreement.

   In May 1996, the Trust settled this litigation and, as a result, the notes became secured by first or second liens on various properties and by pledges of ownership interests in certain Trust entities owning properties. The Trust paid
$5,200,000 to satisfy all accrued interest payable through April 12, 1996, allowing the Trust to recognize an extraordinary gain of $1,367,000 in the second quarter of 1996.

   As part of the settlement, the Trust obtained an option to pay the remaining $45,239,000 in outstanding principal indebtedness for $36,800,000 (the "Option Price"). As a result of a mortgage financing on nine properties and the sale of two other properties in the fourth quarter of 1996, the Trust made payments of $31,350,000 during 1996 on the Option Price, decreasing the remaining required payment under the option to $5,450,000. The Trust paid $250,000 to extend the date by which the Option Price must be paid to March 31, 1997. This amount reduced the principal amount outstanding on the 8.8% Notes Payable but did not reduce the Option Price. The principal amount of indebtedness outstanding on the 8.8% Notes Payable is $9,419,000. In connection with the settlement of the litigation and the terms of the option, the Trust recorded an extraordinary gain on extinguishment of debt of $1,367,000 in the second quarter of 1996 and $4,443,000 in the fourth quarter of 1996.

   In February 1997, the notes were sold to a major shareholder of the Trust (see Note 14).

Note 5  --  Zero Coupon Notes:

   As part of its original capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997 (the "Notes"). These Notes, which were collateralized by first and second mortgage liens on each of the Trust's real estate properties, accreted at 12%, compounded semiannually. In 1991, the Trust began a program to retire the outstanding Notes, resulting in a reduction of the outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust effected a partial in-substance defeasance on $12,696,000 (face amount at maturity) of the Notes and recorded an extraordinary loss of $2,530,000. In November 1994, the Trust completed a partial in-substance defeasance on $3,669,000 (face amount at maturity) of Notes and recorded an extraordinary loss of $344,000. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding in the open market and submitted the Notes to the Trustee for cancellation. The legal defeasance of the Notes resulted in the release of the Zero Coupon Note mortgage liens which encumbered each of the Trust's properties.

  The accreted value of the Notes defeased at December 31, 1996 and 1995 was $14,725,000 and $13,104,000, respectively.

Note 6  --  Environmental Matters:

   The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Denver retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards, and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment. Implementation of the plan is ongoing. The responsible party is negotiating to obtain access agreements from impacted landowners, including the Trust.

   With the exception of Tamarac Square, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

Note 7  --  Shareholder Transactions:

   In January 1996, the Trust filed a lawsuit in federal court in Dallas, Texas against a major shareholder of the Trust, alleging violations of federal and state securities laws. The defendants filed a counterclaim against the Trust and its Trust Managers and, in February 1996, another shareholder filed a claim against the Trust and its Trust Managers. The litigation related to these claims was consolidated in April 1996.

   In December 1996, a settlement of this litigation was approved by the Court. This settlement provided, among other things, that certain amendments to the Trust's Bylaws be made and that the Trust pay the shareholders a total of $955,000. Of this amount, $625,000 was paid by the Trust's directors and officers liability insurance.

   In connection with the settlement, USAA Real Estate Company ("USAA REALCO") purchased the Shares held by several shareholders. Prior to these purchases, the Trust had sold to USAA REALCO 924,600 authorized but unissued Shares for
$2,542,650. Upon completion of the purchases from the shareholders, USAA REALCO owned a total of 3,182,206 Shares, representing 31.82% of the total Shares of the Trust outstanding.

   On December 18, 1996, the Trust executed an agreement with USAA REALCO contemplating the purchase by USAA REALCO of certain outstanding indebtedness of the Trust. On February 26, 1997, USAA REALCO purchased this debt (see Note 14).

Note 8  --  Litigation:

   During 1996, the Trust concluded two significant litigation matters (see Notes 4 and 7). Although the Trust is not currently involved in any significant litigation, the Trust may, on occasion and in the normal course of business, be involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position of the Trust.

Note 9  --  Retirement and Profit Sharing Plan:

   During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed six months of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. Contributions by the Trust related to the years ended December 31, 1996, 1995 and 1994 were $30,000, $25,000 and $20,000, respectively.

Note 10  --  Operating Leases:

   The Trust's properties are leased to others under operating leases with expiration dates ranging from 1997 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 1996 are as follows:

Year                Amount
1997             $ 7,592,000
1998               6,179,000
1999               4,328,000
2000               2,844,000
2001               2,091,000
Thereafter         2,217,000
                 $25,251,000

Note 11  --  Distributions:

   The Trust's distributions of $363,000 ($0.04 per share) in 1996 and $364,000 ($0.04 per share) in 1995 represent a return of capital to shareholders (to the extent of the shareholder's basis in the Shares.) The Trust did not pay any distributions in 1994.

Note 12  --  Per Share Data:

   Per share data is based on a weighted average number of Shares outstanding of 9,108,241 for the year ending December
31, 1996 and 9,075,400 or the years ended December 31, 1995 and 1994.

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

Note 14  --  Subsequent Event:

  On February 26, 1997, USAA REALCO, a shareholder owning 31.8% of the outstanding Shares in the Trust, purchased outstanding indebtedness of the Trust totaling $9,419,213 pursuant to an earlier agreement with the Trust. USAA REALCO and the Trust then entered into an agreement modifying the terms of the indebtedness. The amount of the outstanding debt was reduced from $9,419,213 to $7,040,721, allowing the Trust to recognize an extraordinary gain on extinguishment of debt (including accrued interest) of $2,643,000 in the first quarter of 1997. The Trust made an immediate principal reduction on the modified notes of $1,591,103, leaving an outstanding principal balance of $5,449,618.

   The terms of the modified notes provide for monthly payments of interest at 8.8% and an extension in the maturity date from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31,
2000). In order for USAA REALCO to convert its debt into Shares, the shareholders must approve an increase in the authorized Shares of the Trust. An increase in the authorized Shares of the Trust requires approval by holders of two-thirds of the outstanding Shares. In addition, the shareholders must approve the right of USAA REALCO to convert its debt into Shares. The notes provide that if shareholder approval of this conversion right is not approved by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more properties would be required to satisfy this obligation in the event the notes become due and payable.



                                                                 SCHEDULE III
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996
($000's)

                         Encum     Initial Cost                     Writedowns
                        brances           Bldgs &  Captlzd             and
     Description          at       Land   Imprvmn  Imprvmn  Retire  Allowances
                       12/31/96             ts       ts     ments
Industrial Properties:
    Texas--
Beltline Business Ctr     $2,775   $1,303  $5,213     $424    ($5)   ($3,516)
Commerce Park              2,100    1,108   4,431      542            (2,014)
Gateway 5 & 6              2,850      935   3,741      693            (1,861)
Northgate II               5,175    2,153   8,612      758            (4,122)
Northview                  2,194      658   2,631       38
Plaza Southwest            3,375    1,312   5,248      979
Westchase                  1,327      697   2,787      322    (74)    (1,158)
Meridian                   1,163      262   1,047

   California--
Huntington Drive           4,575    1,559   6,237      731

   Maryland--
Patapsco                   3,112    1,147   4,588      371            (1,250)

   Minnesota--
Burnsville                 1,927      761   3,045      443    (18)    (1,563)

   Wisconsin--
Northwest Business Pk      1,278    1,296   5,184      762   (131)

Retail Property:
   Colorado--
Tamarac Square            11,946    6,799  27,194    4,383   (241)

Trust Home Office                                       31
                          ______  _______ _______   ______   _____    _______
                 Total   $43,797  $19,990 $79,958  $10,477  ($469)  ($15,484)
The accompanying notes are an integral part of this schedule.

                                                                 SCHEDULE III
AMERICAN INDUSTRIAL PROPERTIES REIT
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996
($000's)

                                 Gross Amt Carried
                                At December 31, 1996
                                  Bldings &            Accum. Date of    Date
     Description         Land     Imprvmnts    Total   Deprec Cnstrctn  Acqurd
Industrial Properties:
    Texas--
Beltline Business Ctr      $600   $2,819   $3,419  $1,320     1984      1985
Commerce Park               705    3,362    4,067   1,214     1984      1985
Gateway 5 & 6               563    2,945    3,508   1,208   1984-85     1985
Northgate II              1,329    6,072    7,401   2,365   1982-83     1985
Northview                   658    2,669    3,327     215     1980      1993
Plaza Southwest           1,312    6,227    7,539   1,737   1970-74     1985
Westchase                   465    2,109    2,574     773     1983      1985
Meridian                    262    1,047    1,309      35     1981      1995

   California--
Huntington Drive          1,559    6,968    8,527   2,004   1984-85     1985

   Maryland--
Patapsco                    897    3,959    4,856   1,155   1980-84     1985

   Minnesota--
Burnsville                  432    2,236    2,668     941     1984      1986

   Wisconsin--
Northwest Business Pk     1,296    5,815    7,111   1,668   1983-86     1986

Retail Property:
   Colorado--
Tamarac Square            6,799   31,336   38,135   9,307   1976-79     1985

Trust Home Office                     31       31      31     N/A      various
                        _______  _______  _______ _______
                 Total  $16,877  $77,595  $94,472 $23,973


              AMERICAN INDUSTRIAL PROPERTIES REIT
                     NOTES TO SCHEDULE III
                       December 31, 1996
                            ($000)

Reconciliation of Real Estate:

                                1996      1995      1994
Balance at beginning of year   $101,897  $103,843  $103,710
Additions during period:
Improvements                        982       752     1,024
Acquisitions                          -     1,309         -
                                102,879   105,904   104,734
Deductions during period:
Dispositions                      8,407     3,402         -
Writedowns                            -       600       650
Asset retirements                     -         5       241

Balance at end of year          $94,472  $101,897  $103,843

Reconciliation of Accumulated Depreciation:

                                1996      1995      1994
Balance at beginning of year    $23,441   $21,859   $19,315
Additions during period:
Depreciation expense for          2,577     2,479     2,622
period
                                 26,018    24,338    21,937
Deductions during period:
Accumulated depreciation of
real estate sold                  2,045       897         -
Asset retirements                     -         -        78

Balance at end of year          $23,973   $23,441   $21,859

Tax Basis:

The income tax basis of real estate, net of accumulated tax depreciation, is approximately $89,033 at
December 31, 1996.

Depreciable Life:

Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

Buildings and capital improvements    40 years
Tenant improvements                   10 years