Form 10-Q
period 1997-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1997-05-15
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______


                  Commission file number 1-9016


               AMERICAN INDUSTRIAL PROPERTIES REIT
     (Exact name of registrant as specified in its charter)


Texas                                75-6335572
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

6220 North Beltline Road, Suite 205
Irving, Texas                        75063-2656
(Address of principal executive      (Zip Code)
offices)


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

     10,000,000 Shares of Beneficial Interest were outstanding as of May 12, 1997.


               American Industrial Properties REIT
                            Form 10-Q
              For the Quarter Ended March 31, 1997



                              INDEX

                                                     Page

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations for the
three months ended March 31, 1997 and 1996
(unaudited)                                          3

Consolidated Balance Sheets as of March 31, 1997
(unaudited) and December 31, 1996                    4

Consolidated Statements of Cash Flows for the
three months ended March 31, 1997 and 1996
(unaudited)                                          5

Notes to Consolidated Financial Statements
(unaudited)                                          6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations        9


Part II - Other Information

  Item 1.  Legal Proceedings                         11

  Item 2.  Changes in the Rights of the Company's
Security Holders                                     12

  Item 6.  Exhibits and Reports on Form 8-K          12


Signatures                                           13


American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                               Three Months Ended
                                                 March 31,
                                                   1997         1996
REVENUES
Rents                                           $ 1,970      $ 2,150
Tenant reimbursements                               667          667
Interest income                                      29           87
                                                  2,666        2,904
EXPENSES
Property operating expenses:
   Property taxes                                   355          376
   Property management fees                          98          106
   Utilities                                         97          107
   General operating                                219          230
   Repairs and maintenance                           89           49
   Other property operating expenses                 78           72
Depreciation and amortization                       693          701
Interest on 8.8% notes payable                      390        1,320
Interest on mortgages payable                     1,014          408
Administrative expenses:
   Trust administration and overhead                416          557
   Litigation and proxy costs                       236          488
                                                  3,685        4,414
Loss from operations                             (1,019)      (1,510)
Gain on sale of real estate                         312            -
Extraordinary gain on
extinguishment of debt                            2,643            -
NET INCOME (LOSS)                               $ 1,936      $(1,510)


PER SHARE DATA
Loss from operations                            $ (0.10)     $ (0.17)
Gain on sale of real estate                        0.03            -
Extraordinary gain on
extinguishment of debt                             0.26            -
Net  Income (Loss)                              $  0.19      $ (0.17)
Distributions Paid                              $     -      $  0.04
Number of shares outstanding                 10,000,000    9,075,400

The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)


                                           March 31,  December 31,
                                             1997         1996
                                          (unaudited)
ASSETS
Real estate:
Held for investment                       $    91,940  $    84,693
Held for sale                                       -        9,779
                                               91,940       94,472
Accumulated depreciation                      (23,637)     (23,973)
Net real estate                                68,303       70,499
Cash and cash equivalents:
Unrestricted                                    1,725        4,010
Restricted                                      1,138        1,366
Total cash and cash equivalents                 2,863        5,376
Other assets, net                               3,079        3,061

Total Assets                              $    74,245   $   78,936


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable                    $    41,710   $   43,797
8.8% notes payable                              5,450        9,419
Accrued interest                                  600          602
Accounts payable, accrued
expenses and other liabilities                  1,419        1,964
Tenant security deposits                          447          471
     Total Liabilities                         49,626       56,253

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value; authorized
issued and outstanding
10,000,000 Shares                               1,000        1,000
Additional paid-in capital                    127,056      127,056
Accumulated distributions                     (58,456)     (58,456)
Accumulated loss from
operations and extraordinary
gains (losses)                                (46,441)     (48,065)
Accumulated net realized gain
on sales of real estate                         1,460        1,148
Total Shareholders' Equity                     24,619       22,683

Total Liabilities
and Shareholders' Equity                  $    74,245   $   78,936


The accompanying notes are an integral part of these financial statements.

American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                                       Three Months Ended
                                                                 March 31,
                                                            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   1,936      $  (1,510)
Adjustments to reconcile net income
(loss) to net cash
used in operating activities:
Extraordinary gain on
extinguishment of debt                                   (2,643)             -
Gain on sale of real estate                                (312)             -
Depreciation                                                606            620
Amortization of deferred financing costs                     49             17
Other amortization                                           87             81
Changes in operating assets
and liabilities:
Decrease (increase) in other assets
and restricted cash                                          61            (48)
Decrease in accounts payable, other
liabilities and tenant security deposits                   (507)          (508)
Increase in accrued interest                                263          1,320
Net Cash Used In Operating Activities                      (460)           (28)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized improvements
and leasing commissions                                    (176)          (194)
Net proceeds from sales of real estate                    2,029              -
Net Cash Provided By (Used In)
Investing Activities                                      1,853           (194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on
mortgage notes payable                                   (3,678)           (56)
Distributions to shareholders                                 -           (363)
Net Cash Used In Financing Activities                    (3,678)          (419)

Net Decrease in Unrestricted
Cash and Cash Equivalents                                (2,285)          (641)
Unrestricted Cash and Cash Equivalents
at Beginning of Period                                    4,010          7,694
Unrestricted Cash and Cash Equivalents
at End of Period                                      $   1,725      $   7,053



Cash Paid for Interest                                $   1,092      $     408



The accompanying notes are an integral part of these financial statements.


               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                         March 31, 1997
                           (unaudited)



Note 1 - Basis of Presentation

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in the Trust's Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1996, included in the Trust's Annual Report on Form 10-K.

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

     Real Estate.   The Trust carries its real estate held for
     investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at the lower of depreciated cost or fair market value less costs to sell. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.
     In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At March 31, 1997, all of the Trust's properties were classified as held for investment. Should unforeseen factors cause certain properties to be reclassified to held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                         March 31, 1997
                           (unaudited)



     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $554,000 and $599,000 at March 31, 1997 and December 31,
     1996, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust partially in-substance defeased certain of its Zero Coupon Notes due 1997 totaling $16,365,000 (face amount at maturity). At March 31, 1997, the accreted value of these Zero Coupon Notes was $15,158,000.

Note 4 - Shareholder Transactions

     On February 26, 1997, USAA Real Estate Company ("USAA REALCO"), the owner of approximately 31.8% of the Trust's outstanding Shares of Beneficial Interest (the "Shares"), purchased outstanding indebtedness of the Trust totaling $9,419,213. Pursuant to an earlier agreement with the Trust, the notes were then modified by USAA REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). In order for USAA REALCO to convert its debt into Shares, an increase in the authorized Shares of the Trust, which requires approval by holders of two-thirds of the outstanding Shares, is necessary. In addition, the right of USAA REALCO to convert its debt into Shares requires approval by the shareholders. The notes provide that if shareholder approval of this conversion right is not received by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more of the Trust's properties would be required to satisfy this obligation in the event the notes become due and payable.




               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                         March 31, 1997
                           (unaudited)


     The Trust anticipates shareholder approval for this transaction will be received on or about June 30, 1997 and that USAA REALCO will convert the principal amount of the debt into Shares of the Trust soon thereafter. Therefore, the Trust currently anticipates it will reflect approximately $1,022,000, representing the difference between the market trading price of $2.38 per share on February 26, 1997 and the $2.00 conversion price, as interest expense between February 26, 1997 and June 30, 1997. The date of February 26, 1997 is used to measure market value as this is deemed to be the date of issuance of the modified note, which contains the convertibility option. Based upon these assumptions, the Trust recorded additional interest expense of $272,000 in the first quarter of 1997 and expects to record approximately $750,000 in additional interest expense in the second quarter of 1997.

Note 5 - Subsequent Events

     On May 1, 1997, the Trust entered into an agreement with Morgan Stanley Asset Management, Inc. ("MSAM") whereby certain clients and affiliates of MSAM will purchase up to $20,000,000 of senior convertible debt issued by the Trust. This debt will automatically be converted into Shares of the Trust at $2.45 per share if the shareholders of the Trust approve proposals authorizing such conversion and increasing the number of authorized common shares to enable such conversion to occur. The debt is non-interest bearing unless shareholder approval of these proposals is not received by June 30, 1997, at which time the debt begins to bear interest at 10% and the debt matures in two years. The obligation of the affiliates and clients of MSAM to invest this amount is contingent on various conditions, including completion of due diligence investigation by MSAM.

     The Trust is currently pursuing a growth strategy and is seeking shareholder approval of various capital transactions at its Annual Meeting of Shareholders to be held on June 30, 1997. Among other items, the Trust is seeking approval for the following:

          1) An increase in authorized Shares from 10,000,000 to 500,000,000;
          2) Authorization of 50,000,000 preferred shares;
          3) Conversion of debt held by USAA REALCO into Shares;
          4) Conversion of $20,000,000 of debt by certain clients and affiliates of MSAM;
          5) Issuance by the Trust of up to $15,000,000 of convertible debt on similar terms and conditions as the MSAM debt; and
          6) An employee and Trust Manager incentive share plan.





Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the quarter ended March 31, 1997 and 1996. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") which is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the interest expense accrued related to the expected future conversion of certain debt into equity or the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. FAD is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects capital expenditures. The Trust believes FFO and FAD are appropriate measures of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO and FAD presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definitions.

     FFO and FAD should be not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of the Trust's operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

                                         (000)
                                     Quarter Ended
                                       March 31,
                                        1997      1996
Net income (loss)                     $1,936  $(1,510)
Exclude effects of:
Gain on sale of real estate             (312)       -
Extraordinary gain on
extinguishment of debt                (2,643)       -
Real estate depreciation and
amortization                             693       700
Additional interest accrual
assuming future conversion of debt
to equity                                272         -
Default rate interest accrual              -       327
Funds from operation ("FFO")             (54)     (483)

Capitalized improvements and            (176)     (194)
leasing commissions
GAAP straight line rent adjustment        44        38
Funds available for
distribution("FAD")                    $(186)    $(639)

              Quarter Ended March 31, 1997 and 1996

     The Trust had net income of $1,936,000 for the quarter ended March 31, 1997 compared to a net loss of $1,510,000 for the same quarter in 1996. This change was primarily related to the extraordinary gain of $2,643,000 realized by the Trust on extinguishment of debt and the gain on sale of real estate of $312,000 in the first quarter of 1997, a decrease in interest expense of $324,000 (due to the default rate interest accrued on the MLI notes in 1996 and not incurred in 1997, paydown of debt during 1996 and 1997, and the accrual in 1997 of approximately $272,000 related to the expected future conversion of debt to equity), a decrease in litigation and proxy costs of $252,000 (due to the settlement of litigation matters in 1996), a decrease in net operating income of $176,000 (due to the sale of two properties in 1996 and the sale of a third property during the first quarter of 1997), and a decrease in administrative expenses of $141,000 (due to the accrual of incentive compensation in the first quarter of 1996).

     The Trust's FFO improved by $429,000 when comparing the quarter ended March 31, 1997 to the same quarter in 1996. This increase is attributable to a net decrease (excluding the accrual of certain interest expense items noted above) in interest expense of $269,000 (due to the paydown or forgiveness of debt in 1996 and 1997), and the aforementioned decrease in litigation and proxy costs, decrease in net operating income and decrease in administrative expenses. FAD improved by $453,000 due primarily to the same factors affecting FFO.

     The overall occupancy of the Trust's portfolio on March 31, 1997 was 91.1%, compared to 93.9% on March 31, 1996. When comparing the three months ended March 31, 1997 to the same period in 1996 on a same property basis, revenue was up 10.6% and net operating income was up 11.7% for the Trust's industrial properties whereas revenue was down 11.1% and net operating income was down 20.6% for the Trust's retail property. The decline in the performance of the Trust's retail property was primarily related to a nonrecurring collection of approximately $76,000 in percentage rents during the first quarter of 1996 and a bad debt writeoff of approximately $20,000 in the first quarter of 1997. Occupancy at the Trust's retail property was 83.6% at March 31, 1997 compared to 84.9% at March 31, 1996. The Trust is currently working toward the repositioning of the property and its tenants as a means of increasing occupancy.

     Net cash used in operating activities was $460,000 for the first quarter of 1997. This is primarily the net result of the operational items discussed above and a decrease in accounts payable, other liabilities and tenant security deposits of $507,000 (due principally to the payment of property taxes during the first quarter), offset by an increase in accrued interest of $263,000. Included in net cash used in operating activities is approximately $236,000 in litigation and proxy costs, which management believes is of a nonrecurring nature. Management believes that, in the future, cash flow provided by operations will increase due to the elimination of such nonrecurring items and the Trust's plans to pursue a growth strategy.

     Net cash used in operating activities during the first quarter of 1996 was $28,000. This was generated by the results of operations, a decrease in accounts payable, other liabilities and tenant security deposits of $508,000 (due principally to the payment of property taxes during the first quarter) and an increase in accrued interest of $1,320,000 due to the non-payment of interest on the Trust's $45.2 million in 8.8% notes payable. Included in net cash used in operating activities is approximately $488,000 in litigation and proxy costs, which management believes is of a nonrecurring nature.

Liquidity and Capital Resources

     On May 1, 1997, the Trust entered into an agreement with Morgan Stanley Asset Management, Inc. ("MSAM") whereby certain clients and affiliates of MSAM will purchase up to $20,000,000 of senior convertible debt issued by the Trust. This debt will automatically be converted into Shares of the Trust at $2.45 per share if the shareholders of the Trust approve proposals authorizing such conversion and increasing the number of authorized common shares to enable such conversion to occur. The debt is non-interest bearing unless shareholder approval of these proposals is not received by June 30, 1997, at which time the debt begins to bear interest at 10% and the debt matures in two years. The obligation of the affiliates and clients of MSAM to invest this amount is contingent on various conditions, including completion of due diligence investigation by MSAM.

     The Trust is currently pursuing a growth strategy and is seeking shareholder approval of various capital transactions at its Annual Meeting of Shareholders to be held on June 30, 1997.
Among other items, the Trust is seeking approval for the following:

          1) An increase in authorized Shares from 10,000,000 to 500,000,000;
          2) Authorization of 50,000,000 preferred shares;
          3) Conversion of debt held by USAA REALCO into Shares;
          4) Conversion of $20,000,000 of debt by certain clients and affiliates of MSAM;
          5) Issuance by the Trust of up to $15,000,000 of convertible debt on similar terms and conditions as the MSAM debt; and
          6) An employee and Trust Manager incentive share plan.

     The Trust believes that these transactions would improve the Trust's capital structure and allow it to compete more effectively in the current real estate and capital markets. Although the Trust believes that it can make reasonable and prudent purchases of real estate properties with additional capital, there is no assurance that such investments will be available to the Trust or that the yield on such investments will result in an adequate return to shareholders.

     The debt agreement currently in effect with USAA REALCO prohibits the Trust from making distributions to shareholders until the debt is paid in full or if USAA REALCO, in its sole discretion, permits such distributions. To the extent allowable, any future distributions to shareholders will be evaluated by the Trust Managers based on the liquidity of the Trust, performance of the Trust's portfolio, cash flow of the Trust and other circumstances existing at such time.

     The initial capitalization of the Trust in 1985 included $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997. Pursuant to the retirement of these Zero Coupon Notes, the Trust partially in-substance defeased certain Zero Coupon Notes in December 1993 and November 1994. At March 31, 1997, the face amount at maturity and the accreted value of the defeased Notes were $16,365,000 and $15,158,000, respectively.

     At March 31, 1997, the Trust had $41,710,000 in mortgage debt outstanding, all of which is comprised of fixed rate debt with a weighted average interest rate of 8.61%.



                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

     The Trust is not currently subject to any significant litigation and is not aware of any material pending litigation.


Item 2.Changes in the Rights of the Company's Security Holders

     In February 1997, USAA REALCO, the owner of approximately 31.8% of the Trust's outstanding Shares, purchased certain outstanding debt of the Trust. Pursuant to an earlier agreement with the Trust, the notes were then modified by USAA REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000 in the first quarter of 1997. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). In order for USAA REALCO to convert its debt into Shares, an increase in the authorized Shares of the Trust, which requires approval by holders of two-thirds of the outstanding Shares of the Trust, is necessary. In addition, the right of USAA REALCO to convert its debt into Shares requires approval by the shareholders. If the shareholders approve the conversion right of USAA REALCO and approve an increase in the authorized Shares of the Trust, and USAA REALCO converts the modified notes into Shares prior to December 31, 1997 at $2.00 per Share (assuming a principal balance of $5,449,618), USAA REALCO will receive 2,724,809 Shares upon conversion, or 21.41% of the outstanding Shares (assuming no other issuances of Shares). Upon such an event, USAA REALCO will own approximately 46.42% of the outstanding Shares. The notes provide that if shareholder approval of this conversion right is not obtained by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more of the Trust's properties would be required to satisfy this obligation in the event the notes become due and payable.

     This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.


Item 6.Exhibits and Reports on Form 8-K.

     (a)Exhibits

       Exhibit No.         Description
       27.1  *             Financial Data Schedule
       99.1  *             Agreement dated May 1, 1997 between
       the                 Trust, MS Real Estate Special
       Situations, Inc. and Morgan Stanley
       Asset Management, Inc.

       * Filed herewith


     (b)    Reports on Form 8-K

             Current Report on Form 8-K dated February 26, 1997, reporting an Item 5 transaction.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     AMERICAN INDUSTRIAL PROPERTIES REIT
                              (Registrant)


Date: May 15, 1997                   /s/     MARC A. SIMPSON
                                     Marc A. Simpson
                     Vice President and Chief Financial Officer
                    (principal accounting and financial officer)