Form 10-K405/A
period 1996-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1997-05-16
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                    Form 10-K/A
                    Amendment No. 1

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

          Commission File Number 1-9016

     American Industrial Properties REIT
     (Exact name of registrant as specified in its charter)

          Texas                    75-6335572
     (State of organization)       (I.R.S.Employer
                              Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days.
Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A Amendment No. 1 or any amendment to this Form 10-K/A Amendment No. 1.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,750,000 as of February
27, 1997. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on February 27, 1997.

10,000,000 Shares of Beneficial Interest were outstanding as of February 27, 1997.

DOCUMENTS INCORPORATED BY REFERENCE:    NONE


EXPLANATORY NOTE:

     THE REGISTRANT IS AMENDING THE FOLLOWING ITEMS TO ITS
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
1996 IN ORDER THAT SUCH ITEMS ARE IDENTICAL TO THE
CORRESPONDING TEXT SET FORTH IN THE REGISTRANT'S PROXY
STATEMENT FILED MAY 14, 1997 IN CONNECTION WITH THE ANNUAL
MEETING OF SHAREHOLDERS TO BE HELD JUNE 30, 1997.


Item 6              SELECTED FINANCIAL DATA

                                The following table sets forth
selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1996. This information should be read in conjunction with the discussion set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Proxy Statement.

                              Year Ended December 31,
                          1996        1995        1994       1993       1992
                             (in thousands except share and per share data)
Operating data:
Total revenues          $ 11,478   $ 11,779   $11,226    $ 10,641     $ 15,139
Loss from real estate
operations  (a)           (4,732)   (4,338)    (4,311)     (5,121)     (18,719)
Net income (loss)  (a)     1,255    (4,584)    (4,655)     (7,867)     (17,593)
Per share:
Loss from real estate
operations  (a)           $(0.52)    $(0.48)   $(0.47)     $(0.57)      $(2.06)
Net income (loss)  (a)      0.14      (0.51)    (0.51)      (0.87)       (1.94)
Distributions paid          0.04       0.04       -          0.16         0.20
Balance sheet data:
Total assets            $ 78,936   $ 89,382   $92,550    $ 88,297     $110,446
Total debt                53,216     62,815    65,613      57,078       68,578
Shareholders' equity      22,683     19,248    24,196      28,851       38,171

(a)Loss from real estate operations and net loss for 1995, 1994, and 1992 include provisions for possible losses on real estate of $600,000, $650,000, and $14,094,000, respectively.
     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATOINS" for discussion of extraordinary gains and losses of $5,810, ($55), ($344), ($2,530) and $1,910 in 1996, 1995, 1994, 1993 and 1992,
     respectively.


  Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF  OPERATIONS


          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Proxy Statement. The statements contained in this Proxy Statement that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.

  Results of Operations

    Comparison of 1996 to 1995

  The sale of two properties in late 1996 and the purchase of a property in August 1995 resulted in a net decrease in 1996 property revenue and net operating income of $67,000 and $51,000, respectively, when compared to 1995. On a same property basis, property revenues decreased from $10,209,000 in 1995 to $10,186,000 in 1996, a decrease of 0.2%, comprised of a 2.9% increase in revenue related to industrial properties and a 6.2% decrease in revenue at the Trust's retail property. The decrease in revenue at the Trust's retail property stemmed principally from lower percentage rents ($115,000) and slower leasing of vacancies and is partially attributable to the opening of a new regional mall in Denver during the third quarter of 1996.
Overall leased occupancy of the Trust's portfolio was 94.2% at December 31, 1996 compared to 93.7% at December 31, 1995.

  On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, Trust administration and overhead expenses or provision for possible losses on real estate) decreased from $6,704,000 in 1995 to $6,494,000 in 1996, a decrease of 3.1%. This overall decrease is comprised of a 0.5% increase related to industrial properties and a 10.7% decrease related to the Trust's retail property. The decrease in the Trust's retail property is a result of the decrease in revenue explained above. Same property operating expenses increased by 5.3%, reflecting an increase in repairs and maintenance expenses and tenant refit costs of $98,000 in 1996. On the same property basis, loss from operations increased from $4,964,000 in 1995 to $5,351,000 in 1996 (see following explanation).

  Loss from operations increased from $4,338,000 in 1995 to $4,732,000 in 1996 as a result of the decrease in net operating income explained above, a decrease in total interest expense of $584,000 (due to the larger accrual of default rate interest on the MLI Notes in 1995), the provision of $600,000 for possible losses on real estate in 1995, an increase in litigation, refinancing and proxy costs of $568,000 (due to the shareholder litigation in 1996), an increase in Trust administration and overhead expenses of $406,000 (due to the accrual of $240,000 in incentive compensation, higher legal fees and increased Trust Manager compensation in 1996) and a decrease in interest income (due to higher invested balances in 1995 from the nonpayment of interest to the Trust's unsecured lender).

  During 1996, the Trust sold two industrial properties and recognized a gain on sale of $177,000, compared to the sale of one property in 1995 resulting in a loss on sale of $191,000. In 1996, the Trust recognized an extraordinary gain on extinguishment of debt of $5,810,000, or $0.64 per share, pursuant to settlement of litigation with MLI.

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

  Loss from operations increased from $4,311,000 in 1994 to $4,338,000 in 1995 as a result of the increase in net operating income and an increase in interest income of $223,000 (due to higher invested balances resulting from the non-payment of interest to the Trust's unsecured lender), a decrease in total administrative expenses of $128,000 (as a result of two proxy contests in 1994 versus one in 1995), a net increase in interest expense of $1,215,000 (due to the November 1994 refinancing transaction and the default rate interest accrued by the Trust in 1995 of $724,000), a decrease in depreciation and amortization of $356,000 (due to the Trust's property transactions in 1995), and a decrease in provision for possible losses on real estate of $50,000 (due to the timing of writedowns related to properties held for sale).

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

  Analysis of Cash Flows

  Cash flow used in operating activities in 1996 was $5,658,000. This deficit reflects the results of property operations, interest expense, administrative expenses and an increase in restricted cash of $707,000 as a result of the Trust's property financing in 1996. Interest expense reflects several items of non-recurring nature, including a decrease in accrued interest of $2,986,000 related to the settlement of the MLI litigation in 1996, the accrual of $369,000 of default rate interest which was ultimately forgiven and approximately $535,000 related to principal which was forgiven in November 1996 and February 1997. In addition, administrative expenses includes $1,548,000 of litigation, refinancing and proxy costs which relate to special situations and should not be considered to be recurring expenses. Management believes that, in the future, cash flow provided by operations will increase due to the elimination of the non-recurring items described above and the Trust's plans to attract capital and pursue a growth strategy.

  Cash flow provided by investing activities in 1996 was $5,173,000, representing proceeds from the sale of two properties and amounts expended on capitalized improvements and leasing commissions. The sale of the two properties was necessary to raise capital with which to make payments under the Trust's option to retire certain indebtedness at a discount.

  Cash flow used in financing activities in 1996 was $3,199,000. This amount reflects proceeds from the mortgage financing on nine properties, the payment of amounts on the option to retire certain indebtedness at a discount, the sale of Common Shares to USAA REALCO, and the first quarter distribution to shareholders.

  Funds from Operations

   In March 1995, NAREIT issued its White Paper on FFO which clarified the treatment of certain items in determining FFO and recommended additional supplemental disclosures. The Trust has adopted the recommendations of NAREIT and restated its FFO calculation for prior years. The changes promulgated by NAREIT eliminate the add back of depreciation and amortization of non-real estate items, including the amortization of deferred financing costs, in determining FFO. The revised definition of FFO is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. Funds Available for Distribution ("FAD") is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects capital expenditures. The Trust believes FFO and FAD are appropriate measures of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO and FAD presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definitions.

   FFO and FAD should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of the Trust's operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

  FFO and FAD are calculated as follows:

                                     Year Ended December 31,
                                     1996     1995     1994
                                           (in thousands)

Net income (loss)                    $1,255   $(4,584)  $(4,655)
Exclude effects of:
Extraordinary (gain) loss on
extinguishment of debt               (5,810)       55        -
(Gain) loss on sales of real estate    (177)      191        -
Provision for possible losses on
real estate                              -        600       650
Real estate depreciation and
amortization                          2,890     2,771     3,102
Default rate interest                   369       724        -
Extraordinary loss on partial in-
substance defeasance of Zero Coupon
Notes                                    -        -         344
Funds from Operations               $(1,473)    $(243)    $(559)


Funds from Operations               $(1,473)    $(243)    $(559)
Capitalized improvements and leasing
commissions (a)                      (1,372)   (1,023)   (1,476)
Non-cash effect of straight-line
rents on FFO                            193       161       156
Funds Available for Distribution    $(2,652)  $(1,105)  $(1,879)


Weighted average Shares outstanding  9,108.2   9,075.4   9,075.4

   (a)The breakdown of capitalized improvements and leasing commissions is as follows for each of the two years ending
December 31, 1996:

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

In May 1995, the Trust filed a lawsuit against The Manufacturers Life Insurance Company, holder of the Trust's $45,239,000 8.8% unsecured notes payable, alleging breach of the Note Purchase Agreement between The Manufacturers Life Insurance Company and the Trust and unlawful attempts to coerce the Trust into relinquishing certain of its rights under that agreement. The Trust settled its MLI litigation in May 1996 and paid $5,200,000 in settlement of all past due interest on the MLI Notes, thereby allowing the Trust to record an extraordinary gain of $1,367,000. The Trust was also granted an option to repay the approximate $45,239,000 in principal amount outstanding on the MLI Notes for $36,800,000 (the "Option Price"). In November 1996, the Trust completed a mortgage financing on nine properties in the amount of $26,453,000. Net proceeds of $24,805,000 were applied to the Option Price. In addition, the Trust sold two properties during the fourth quarter of 1996, generating net proceeds of $6,545,000 which were also applied to the Option Price. In accordance with the MLI Agreement, $4,220,000 in debt was forgiven, allowing the Trust to record an extraordinary gain of $4,443,000 (including accrued interest forgiven). These notes were purchased by USAA REALCO in February 1997. As discussed under "PROPOSAL FIVE -- CONVERSION OF USAA REALCO DEBT INTO COMMON SHARES," USAA REALCO has the option to convert the principal amount of these notes into Common Shares at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000), assuming shareholder approval of this conversion right and approval of an increase in the number of authorized Common Shares of the Trust. If conversion of this debt were to occur in 1997, USAA REALCO would own approximately 46.42% of the outstanding Common Shares of the Trust (assuming no other issuances of Common Shares).

The Trust declared a distribution of $0.04 per Common Share in February 1996. The MLI Agreement related to the MLI litigation, signed in May 1996, prohibited the payment of distributions while the agreement is in effect. The Modified Notes owned by USAA REALCO provide that the Trust may not pay distributions until the debt is paid in full; however, this restriction terminates in the event the shareholders approve USAA REALCO's conversion right and approve an increase in the authorized Common Shares of the Trust or if USAA REALCO, in its sole discretion, permits distributions to be paid prior to the Modified Notes being fully paid. Should the notes be converted into equity as described above, this restriction will be removed. To the extent allowable, the Trust intends to evaluate future distributions on a quarterly basis.

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

Transactions with USAA REALCO

During 1996, there were a series of transactions involving USAA REALCO. On November 25, 1996, USAA REALCO entered into independently negotiated agreements to purchase an aggregate of 2,257,606 Common Shares from certain shareholders for $2.75 per share, pending approval of the settlement of certain shareholder litigation, which the Trust had initiated, alleging that certain significant shareholders of the Trust had made material misrepresentations in their filings with the SEC. The $2.75 price per share was negotiated between the selling shareholders and USAA REALCO without any involvement by the Trust. The majority of these Common Shares were purchased from two shareholders, one of which was involved in the shareholder litigation. The other selling shareholder was unwilling to wait for the settlement of the litigation and USAA REALCO did not want to purchase Common Shares until the settlement of the litigation. In order to facilitate the settlement of the litigation, USAA REALCO advanced approximately $2,770,000 to the Trust on November 25, 1996. The proceeds of this loan, which bore interest at 9%, were used by a subsidiary of the Trust to acquire 998,100 Common Shares from the selling shareholder not involved in the shareholder litigation. On December 19, 1996, the Trust sold 924,600 Common Shares, representing the remainder of its authorized Common Shares, to USAA REALCO for $2.75 per share, the same price at which USAA REALCO had independently agreed to purchase the Common Shares from the other shareholders. On December 20, 1996, after approval of the settlement of the shareholder litigation, USAA REALCO closed the purchase of the 2,257,606 Common Shares, including the acquisition of 998,100 Common Shares held by a subsidiary of the Trust in return for cancellation of the related loan discussed above, resulting in USAA REALCO's current ownership of 3,182,206 Common Shares, or 31.82% of the outstanding Common Shares of the Trust.

On December 18, 1996, the Trust entered into an agreement granting USAA REALCO the right to commence negotiations to purchase the MLI Notes and, if USAA REALCO was successful in acquiring these notes, setting forth the terms of the modifications to the MLI Notes, including the right to convert the principal amount of these notes into Common Shares of the Trust at $2.00 per share during 1997 and $2.25 per share thereafter. On February 26, 1997, USAA REALCO acquired the MLI Notes for $5,481,152. The MLI Notes were then modified to reduce the outstanding principal balance from $9,419,213 to $7,040,721, to release all security for the notes, to provide for monthly payments of interest at 8.8% and to extend the maturity date from March 31, 1997 to December 31, 2000. In addition, USAA REALCO has the option to convert the principal amount of the notes into Common Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31,
2000). In order for USAA REALCO to convert its debt into Common Shares, the shareholders must approve an increase in the authorized Common Shares of the Trust. An increase in the authorized Common Shares of the Trust requires approval by holders of two-thirds of the outstanding Common Shares. In addition, the shareholders must approve the right of USAA REALCO to convert its debt into Common Shares. The modified notes provide that if shareholder approval of this conversion right is not approved by June 30, 1997, interest on the debt will increase to the lesser of 18% or the highest lawful rate effective July 1, 1997 and the full principal amount will become due and payable on October 31, 1997. Management believes that the sale of one or more properties would be required to satisfy this obligation in the event the notes become due and payable. Subsequent to the modification, the Trust made a principal payment of $1,591,103, resulting in a current principal balance of $5,449,618. The modification of this debt resulted in a reduction of approximately $1,591,000 of the potential $3,969,000 discount remaining under an option agreement on this debt. The Trust Managers viewed this as a reasonable cost of this transaction as it (i) removed the risk of losing the entire potential discount if payment was not made by March 31, 1997, (ii) removed the necessity to liquidate certain properties, (iii) allowed for release of all collateral securing this obligation, (iv) allowed the Trust to recognize an extraordinary gain of approximately $2,643,000 or $0.26 per share in the first quarter of 1997, and
(v) allowed for the possibility of conversion of this obligation into Common Shares, thereby improving the Trust's financial position.

The Trust anticipates that shareholder approval for this transaction will be received on or about June 30, 1997 and that USAA REALCO will convert the principal amount of the debt into Common Shares of the Trust soon thereafter. The Trust currently anticipates it will reflect approximately $1,022,000, representing the difference between the market trading price of $2.38 per share on February 26, 1997 and the $2.00 conversion price, as interest expense between February 26, 1997 and June 30, 1997. The date of February 26, 1997 is used to measure market value as this is deemed to be the date of issuance of the modified notes, which contain the convertibility option. This will result in additional interest expense of approximately $272,000 in the first quarter of 1997 and approximately $750,000 in the second quarter of 1997.

The closing sale price of the Trust's Common Shares on the NYSE on the above dates was as follows: $2.13 per share on November 25, 1996, $2.00 per share on December 18 and December 19, 1996, $1.88 per share on December 20, 1996, and $2.38 per share on February 26, 1997.


Item 8. Financial Statements and Supplementary Data

The financial statement and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedule appearing on page F-1 of this Form 10-K/A Amendment No. 1.


ITEM 14.  Exhibits, Financial Statement Schedule and Reports on
Form 8-K

(a)  (1) and (2) Financial Statements and Financial Statement
Schedule:

     See Index to Consolidated Financial Statements and
     Financial Statement Schedule appearing on page F-1 of this Form 10-K

  (3) Exhibits:

  Exhibit No.    Description
  3.1 Second Amended and Restated Declaration of Trust (incorporated herein by reference from Exhibit 4.1 to the Trust's Form 10-Q for the quarter ended September 30, 1993; File No. 1-9016)
  3.2 Fourth Amended and Restated Bylaws of the Trust (incorporated herein by reference from Exhibit 3.1 to Form 8-K of the Trust dated October 3, 1995; File No. 1-9016)
  3.3    Amendment to Fourth Amended and Restated Bylaws of
          the Trust (incorporated herein by reference from Exhibit No. 99.1 to Form 8-K of the Trust dated November 13, 1995; File No. 1-9016)
  3.4 Amendment to the Bylaws of American Industrial Properties REIT, dated September 20, 1996, adding
          Article XIII to the Bylaws (incorporated herein by reference from Exhibit No. 99.1 to Form 8-K of the Trust dated September 20, 1996; File No. 1-9016)
  3.5 Amendments to Fourth Amended and Restated Bylaws (incorporated herein by reference from Exhibit No.
          99.3 to Form 8-K of the Trust dated December 23,
          1996; File No. 1-9016)
  4.1 Indenture dated November 15, 1985 between the Trust and IBJ Schroder Bank & Trust Company (incorporated herein by reference from Exhibit 10.4 to Form S-4 of American Industrial Properties REIT, Inc. dated March 16, 1994; File No. 33-74292)
  10.1 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
  10.2 Amendments to 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit
          10.4 to Form 10-K of the Trust dated March 27, 1995)
  10.3 Note Purchase Agreement dated February 27, 1992 between the Trust and Manufacturers Life Insurance Company (incorporated herein by reference from
          Exhibit 10.6 to Form S-4 of American Industrial Properties REIT, Inc. dated January 31, 1994; File No. 33-74292)
  10.4 Addendum to $19,143,646.92 Unsecured Promissory Note due November 27, 1997 (incorporated herein by reference from Exhibit 10.6 to Form 10-K of the Trust dated March 27, 1995)
  10.5 Settlement Agreement by and between American Industrial Properties REIT, Patapsco #1 Limited Partnership, Patapsco #2 Limited Partnership, The Manufacturers Life Insurance Company and The Manufacturers Life Insurance Company (U.S.A.) dated as of May 22, 1996 (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996; File No. 1-9016)
  10.6 Agreement and Assignment of Partnership Interest, Amended and Restated Agreement and Certificate of Limited Partnership and Security Agreement for Patapsco Center - Linthicum Heights, Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 1 to Form S-4 of American Industrial Properties REIT, Inc. dated March 4, 1994; File No. 33-74292)
  10.7   Note dated November 15, 1994 in the original
          principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from Exhibit
          99.1 to Form 8-K of the Trust dated November 22,
          1994; File No. 1-9016)
  10.8 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
  10.9 Loan Modification Agreement modifying the note dated November 15, 1994 in the original principal amount of $12,250,000 (incorporated herein by reference from
          Exhibit 99.2 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
  10.10  Note dated November 15, 1994 in the original
          principal amount of $2,250,000 with AIP Properties #2 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from Exhibit
          99.3 to Form 8-K of the Trust dated November 22,
          1994; File No. 1-9016)
  10.11 Mortgage, Deed of Trust and Security Agreement dated November 15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 22, 1994; File No. 1-9016)
  10.12 Loan Modification Agreement modifying the note dated November 15, 1994 in the original principal amount of $2,250,000 (incorporated herein by reference from
          Exhibit 99.1 to Form 8-K of the Trust dated June 23, 1995; File No. 1-9016)
  10.13 Share Purchase Agreement dated as of December 13, 1996, by and between American Industrial Properties REIT and USAA Real Estate Company (incorporated herein by reference from Exhibit No. 99.4 to Form 8-K of the Trust dated December 23, 1996; File No. 1-
          9016)
  10.14 Promissory Note dated November 25, 1996, by and between American Industrial Properties, Inc. and USAA Real Estate Company (incorporated herein by reference from Exhibit No. 99.5 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
  10.15 Letter Agreement dated December 18, 1996, by and between American Industrial Properties, Inc. and USAA Real Estate Company (incorporated herein by reference from Exhibit No. 99.6 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
  10.16 Share Purchase Agreement dated as of December 20, 1996, by and between American Industrial Properties REIT, American Industrial Properties REIT, Inc. and USAA Real Estate Company (incorporated herein by reference from Exhibit No. 99.7 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)
  10.17  Registration Rights Agreement dated as of December
          19, 1996, by and between American Industrial
          Properties REIT and USAA Real Estate Company
          (incorporated herein by reference from Exhibit No.
          99.8 to Form 8-K of the Trust dated December 23,
          1996; File No. 1-9016)
  10.18  Registration Rights Agreement dated as of December
          20, 1996, by and between American Industrial
          Properties REIT and USAA Real Estate Company
          (incorporated herein by reference from Exhibit No.
          99.9 to Form 8-K of the Trust dated December 23,
          1996; File No. 1-9016)
  10.19 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Huntington Drive Center) (incorporated herein by reference from
          Exhibit 99.1 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.20 Note dated November 15, 1996 in the original principal amount of $4,575,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Huntington Drive Center) (incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.21 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Patapsco Industrial Center) (incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.22 Note dated November 15, 1996 in the original principal amount of $3,112,500 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Patapsco Industrial Center) (incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.23 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (Woodlake Distribution Center) (incorporated herein by reference from Exhibit 99.5 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.24 Note dated November 15, 1996 in the original principal amount of $1,537,500 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Woodlake Distribution Center) (incorporated herein by reference from Exhibit 99.6 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)

  10.25 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance Company of America (All Texas properties except Woodlake) (incorporated herein by reference from Exhibit 99.7 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.26  Note dated November 15, 1996 in the original
          principal amount of $1,162,500 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Meridian Street Warehouse) (incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.27  Note dated November 15, 1996 in the original
          principal amount of $2,775,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Beltline Business Center) (incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.28  Note dated November 15, 1996 in the original
          principal amount $3,375,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Plaza Southwest) (incorporated herein by reference from Exhibit 99.10 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.29  Note dated November 15, 1996 in the original
          principal amount of $2,100,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Commerce Park North) (incorporated herein by reference from Exhibit 99.11 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.30  Note dated November 15, 1996 in the original
          principal amount of $2,850,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Gateway 5 & 6) (incorporated herein by reference from Exhibit 99.12 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.31  Note dated November 15, 1996 in the original
          principal amount of $5,175,000 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Northgate II) (incorporated herein by reference from Exhibit 99.13 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.32  Note dated November 15, 1996 in the original
          principal amount of $1,327,500 with AIP Properties #3, L.P. as Maker and Life Investors Insurance Company as Payee (Westchase Park) (incorporated herein by reference from Exhibit 99.14 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)
  10.33 Bonus and Severance Agreement dated March 13, 1996, between the Trust and Charles W. Wolcott (incorporated herein by reference from Exhibit 10.12 to Form 10-K of the Trust dated March 29, 1996)
  10.34 Bonus and Severance Agreement dated March 13, 1996, between the Trust and Marc A. Simpson (incorporated herein by reference from Exhibit 10.13 to Form 10-K of the Trust dated March 29, 1996)
  10.35 Bonus and Severance Agreement dated March 13, 1996, between the Trust and David B. Warner (incorporated herein by reference from Exhibit 10.14 to Form 10-K of the Trust dated March 29, 1996)
  10.36 Renewal, Extension, Modification and Amendment Agreement dated as of February 26, 1997 between the Trust and USAA Real Estate Company (incorporated herein by reference from Exhibit 10.1 to Form 8-K of the Trust dated March 4, 1997; File No. 1-9016)
  10.37 Amendment No. 1 to Share Purchase Agreement dated as of December 13, 1996 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the Trust dated March 4, 1997; File No. 1-9016)
  21.1   *    Listing of Subsidiaries
  27.1   *    Financial Data Schedule
       __________
       * Filed herewith


(b)Reports on Form 8-K:

The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1996:

Date Filed        Date of Earliest Event
with SEC          Reported on Form 8-K    Description

November 21, 1996 November 20, 1996      Item 5. Closing of
financing transaction

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


                                                       Page

Report of Independent Auditors                         F-2

Consolidated Financial Statements:
Consolidated Statements of Operations for the years
ended December 31, 1996, 1995, and 1994                F-3

Consolidated Balance Sheets as of December 31, 1996
and 1995                                               F-4

Consolidated Statements of Changes in
Shareholders'Equity for the years ended
December 31, 1996, 1995 and 1994                       F-5

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


/s/Ernst & Young LLP

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


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                               December 31,December 31,
                                                     1996        1995
ASSETS
Real estate:
Held for investment                                $84,693     $97,091
Held for sale                                        9,779       4,806
Total real estate                                   94,472     101,897
Accumulated depreciation                           (23,973)    (23,441)
Net real estate                                     70,499      78,456
Cash and cash equivalents:
Unrestricted                                         4,010       7,694
Restricted                                           1,366         659
Total cash and cash equivalents                      5,376       8,353
Other assets, net                                    3,061       2,573

Total Assets                                       $78,936     $89,382


     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable                             $43,797     $17,576
8.8% notes payable                                   9,419      45,239
Accrued interest                                       602       5,178
Accounts payable, accrued expenses
and other liabilities                                1,964       1,620
Tenant security deposits                               471         521
Total Liabilities                                   56,253      70,134

Shareholders' Equity:
Shares of beneficial interest,
$0.10 par value; authorized
10,000,000 Shares; issued and
outstanding 10,000,000 Shares at
1996 and 9,075,400 Shares at 1995                    1,000         908
Additional paid-in capital                         127,056     124,605
Accumulated distributions                          (58,456)    (58,903)
Accumulated loss from operations
and extraordinary gains (losses)                   (48,065)    (49,143)
Accumulated net realized gain
on sales of real estate                              1,148         971
Total Shareholders' Equity                          22,683      19,248

Total Liabilities
and Shareholders' Equity                           $78,936     $89,382


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



American Industrial Properties REIT
Consolidated Statements of Cash Flows
(in thousands)

                                               Year Ended December 31,
                                                  1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $ 1,255     $(4,584)    $(4,655)
Adjustments to reconcile net loss
to net cash (used in )
provided by operating activities:
Extraordinary (gains) losses                        (5,810)         55         344
(Gains) losses on real estate                         (177)        791         650
Depreciation                                         2,577       2,479       2,622
Amortization of deferred
financing costs                                         70          70           -
Other amortization                                     332         298         511
Amortization of original
issue discount                                           -           -         419
Changes in operating assets
and liabilities:
(Increase) decrease in other assets
and restricted cash                                 (1,270)        126        (858)
Increase (decrease) in accounts
payable, other liabilities and
tenant security deposits                               351         (61)        373
(Decrease)increase in
accrued interest                                    (2,986)      4,674           -

Net Cash (Used In) Provided By
Operating Activities                                (5,658)      3,848        (594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales
of real estate                                       6,545       2,476           -
Capitalized improvements
and leasing commissions                             (1,372)     (1,023)     (1,476)
Acquisition of real estate                               -      (1,309)          -

Net Cash Provided By (Used In)
Investing Activities                                 5,173         144      (1,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on
mortgage notes payable                             (31,832)     (2,798)     (1,283)
Proceeds from mortgage financing                    26,453           -      14,500
Proceeds from sale of common shares                  2,543           -           -
Distributions to shareholders                         (363)       (364)          -
Prepayment penalty on
extinguishment of debt                                   -         (55)          -
Partial in-substance defeasance
of Zero Coupon Notes                                     -           -      (3,106)
Partial repurchase of
Zero Coupon Notes                                        -           -      (2,241)

Net Cash (Used In) Provided By
Financing Activities                                (3,199)     (3,217)      7,870

Net (Decrease) Increase in
Unrestricted Cash and
Cash Equivalents                                    (3,684)        775       5,800

Unrestricted Cash and Cash
Equivalents at Beginning of Year                     7,694       6,919       1,119

Unrestricted Cash and Cash
Equivalents at End of Year                         $ 4,010     $ 7,694     $ 6,919


Cash Paid for Interest                             $ 8,817     $ 1,741     $ 4,718

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

  Reclassification.

  Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

Note 2 -- Real Estate and Provisions for Possible Losses on Real Estate:

   At December 31, 1996 and 1995, real estate was comprised of the following:

                                   1996            1995
   Held for investment:
   Land                         $15,149,000   $17,526,000
   Buildings and improvements    69,544,000    79,565,000
                                 84,693,000    97,091,000
   Held for sale:
   Land                           1,728,000       897,000
   Buildings and improvements     8,051,000
                                                3,909,000
                                  9,779,000     4,806,000
   Total                        $94,472,000  $101,897,000

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

  The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Denver retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment. Implementation of the plan is ongoing. The responsible party is negotiating to obtain access agreements from impacted landowners, including the Trust.

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

  On November 25, 1996, USAA Real Estate Company ("USAA REALCO") entered into independently negotiated agreements to purchase an aggregate of 2,257,606 shares from certain shareholders for $2.75 per share, pending approval of the settlement of the shareholder litigation discussed above. On December 19, 1996, the Trust sold 924,600 shares, representing the remainder of its authorized shares, to USAA REALCO for $2.75 per share, the same price at which USAA REALCO had independently agreed to purchase the shares from other shareholders. On December 20, 1996, after approval of the settlement of the shareholder litigation, USAA REALCO closed the purchase of the 2,257,606 shares, resulting in USAA REALCO's current ownership of 3,182,206 shares, or 31.82% of the outstanding shares of the Trust.

  On December 18, 1996, the Trust entered into an agreement with USAA REALCO contemplating the purchase by USAA REALCO of certain outstanding indebtedness of the Trust. This agreement set forth the modifications which would occur if USAA REALCO acquired the indebtedness, including the right to convert the principal amount of this indebtedness into shares of the Trust at either $2.00 or $2.25 per share, depending upon the date of conversion. On February 26, 1997, USAA REALCO acquired this debt (see Note 14).

  The closing sale price of the Trust's shares on the New York Stock Exchange on the above dates was as follows:
$2.13 per share on November 25, 1996, $2.00 per share on December 18 and December 19, 1996, $1.88 per share on December 20, 1996, and $2.38 per share on February 26, 1997.

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

  On February 26, 1997, USAA REALCO, a shareholder owning
31.8% of the outstanding Shares in the Trust, purchased outstanding indebtedness of the Trust totaling $9,419,213 pursuant to an earlier agreement with the Trust (see Note
7). USAA REALCO and the Trust then entered into an agreement modifying the terms of the indebtedness. The amount of the outstanding debt was reduced from $9,419,213 to $7,040,721, allowing the Trust to recognize an extraordinary gain on extinguishment of debt (including accrued interest) of $2,643,000 in the first quarter of 1997. The Trust made an immediate principal reduction on the modified notes of $1,591,103, leaving an outstanding principal balance of $5,449,618.

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

  The Trust anticipates shareholder approval for this transaction will be received on or about June 30, 1997 and that USAA REALCO will convert the principal amount of the debt into shares of the Trust soon thereafter. Therefore, the Trust currently anticipates it will reflect approximately $1,022,000, representing the difference between the market trading price of $2.38 per share on February 26, 1997 and the $2.00 conversion price, as interest expense between February 26, 1997 and June 30, 1997. The date of February 26, 1997 is used to measure market value as this is deemed to be the date of issuance of the modified note, which contains the convertibility option. This will result in additional interest expense of approximately $272,000 in the first quarter of 1997 and approximately $750,000 in the second quarter of 1997.



SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 1997.


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

Signatures               Title                    Date

/s/ WILLIAM H. BRICKER   Trust Manager  May 16, 1997
William H. Bricker


/s/ T. PATRICK DUNCAN    Trust Manager  May 16, 1997
T. Patrick Duncan


/s/ CHARLES W. WOLCOTT   Trust Manager, May 16, 1997
Charles W. Wolcott       President and
                         Chief Executive
                         Officer (Principal
                         Executive Officer)

/s/ MARC A. SIMPSON      Vice President May 16, 1997
Marc A. Simpson          Chief Financial
                         Officer, Secretary
                         and Treasurer
                         (Principal Accounting
                         and Financial Officer)