Form 10-Q
period 1997-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1997-08-14
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                 OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________________ to ________________

                         COMMISSION FILE NUMBER 1-9016
                          ___________________________

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact name of registrant as specified in its charter)

                     TEXAS                                      75-6335572
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                            Identification No.)

      6210 NORTH BELTLINE ROAD, SUITE 170
                 IRVING, TEXAS                                  75063-2656
    (Address of principal executive offices)                    (Zip Code)

                                 (972) 756-6000
              (Registrant's telephone number, including area code)

         6220 North Beltline Road, Suite 205, Irving, Texas 75063-2656 (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X     No _____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes  _____   No  _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:   23,289,867 Shares
of Beneficial Interest were outstanding as of  August 11, 1997.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                                   FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997



                                     INDEX

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Statements of Operations for the three months and six months
         ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets as of June 30, 1997 (unaudited) and
         December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . .     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

    Item 2.  Changes in the Rights of the Company's Security Holders  . . . . . . . . . . . . .    14

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .    14

    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .    14


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands except share and per share data)

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                               ----------------------------           --------------------------
                                                  1997              1996                 1997            1996
                                               ----------         ---------           ----------       ---------
REVENUES
  Rents                                        $    1,925         $   2,268           $    3,895       $   4,418
  Tenant reimbursements                               659               761                1,326           1,428
  Interest income                                       2                52                   31             139
                                               ----------         ---------           ----------       ---------
                                                    2,586             3,081                5,252           5,985
                                               ----------         ---------           ----------       ---------
EXPENSES
  Property operating expenses:
     Property taxes                                   332               366                  687             742
     Property management fees                          96               111                  194             217
     Utilities                                         86               110                  183             217
     General operating                                203               191                  422             421
     Repairs and maintenance                           90               116                  179             165
     Other property operating expenses                 98                73                  176             145
  Depreciation and amortization                       697               707                1,390           1,408
  Interest on 8.8% notes payable                      495             1,029                  885           2,349
  Interest on mortgages payable                       947               403                1,961             811
  Administrative expenses:
     Trust administration and overhead                395               333                  811             890
     Litigation and proxy costs                       201               400                  437             888
                                               ----------         ---------           ----------       ---------
                                                    3,640             3,839                7,325           8,253
                                               ----------         ---------           ----------       ---------
  Loss from operations                             (1,054)             (758)              (2,073)         (2,268)
  Extraordinary gain on
     extinguishment of debt                            --             1,367                2,643           1,367
  Gain on sale of real estate                          --                --                  312              --
                                               ----------         ---------           ----------       ---------
NET INCOME (LOSS)                              $   (1,054)        $     609           $      882       $    (901)
                                               ==========         =========           ==========       =========

PER SHARE DATA
  Loss from operations                         $    (0.11)        $   (0.08)          $    (0.20)      $   (0.25)
  Extraordinary gain on
     extinguishment of debt                            --              0.15                 0.26            0.15
  Gain on sale of real estate                          --                --                 0.03              --
                                               ----------         ---------           ----------       ---------
  Net Income (Loss)                            $    (0.11)        $    0.07           $     0.09       $   (0.10)
                                               ==========         =========           ==========       =========
  Distributions Paid                           $       --         $    0.04           $       --       $    0.04
                                               ==========         =========           ==========       =========
  Weighted average number of
     common shares outstanding                 10,000,000         9,075,400           10,000,000       9,075,400
                                               ==========         =========           ==========       =========


   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                    June 30,        December 31,
                                   ASSETS             1997              1996
                                                    --------        ------------
                                                   (unaudited)
Real estate:
  Held for investment                               $ 92,074         $ 84,693
  Held for sale                                           --            9,779
                                                    --------         --------
                                                      92,074           94,472
  Accumulated depreciation                           (24,249)         (23,973)
                                                    --------         --------
  Net real estate                                     67,825           70,499
Cash and cash equivalents:
  Unrestricted                                         1,253            4,010
  Restricted                                           1,104            1,366
                                                    --------         --------
  Total cash and cash equivalents                      2,357            5,376
Other assets, net                                      3,103            3,061
                                                    --------         --------
  Total Assets                                      $ 73,285         $ 78,936
                                                    ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                            $ 41,547         $ 43,797
  8.8% notes payable                                   5,450            9,419
  Accrued interest                                       973              602
  Accounts payable, accrued expenses and other
    liabilities                                        1,286            1,964
  Tenant security deposits                               464              471
                                                    --------         --------
       Total Liabilities                              49,720           56,253
                                                    --------         --------

Shareholders' Equity:
  Preferred shares, $0.10 par value; 50,000,000
     shares authorized; none issued or outstanding        --               --
  Shares of beneficial interest, $0.10 par value;
     500,000,000 Shares authorized; 10,000,000
     Shares issued and outstanding                     1,000            1,000
  Additional paid-in capital                         127,056          127,056
  Accumulated distributions                          (58,456)         (58,456)
  Accumulated loss from operations and
     extraordinary gains (losses)                    (47,495)         (48,065)
  Accumulated net realized gain on sales of
     real estate                                       1,460            1,148
                                                    --------         --------
       Total Shareholders' Equity                     23,565           22,683
                                                    --------         --------
       Total Liabilities and Shareholders' Equity    $73,285         $ 78,936
                                                    ========         ========



   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                        ---------------------------
                                                                          1997               1996
                                                                        -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $   882            $  (901)
  Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
       Extraordinary gain on extinguishment of debt                      (2,643)            (1,367)
       Gain on sale of real estate                                         (312)                --
       Depreciation                                                       1,218              1,244
       Amortization of deferred financing costs                              98                 36
       Other amortization                                                   172                164
       Changes in operating assets and liabilities:
            Decrease (increase) in other assets and restricted cash          57               (141)
            Decrease in accounts payable, other
                 liabilities and tenant security deposits                  (623)              (186)
            Increase (decrease) in accrued interest                         636             (3,294)
                                                                        -------            -------
Net Cash Used In Operating Activities                                      (515)            (4,445)
                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized improvements and leasing commissions                         (430)              (618)
  Net proceeds from sales of real estate                                  2,029                 --
                                                                        -------            -------
Net Cash Provided By (Used In) Investing Activities                       1,599               (618)
                                                                        -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable                         (3,841)              (113)
  Distributions to shareholders                                              --               (363)
                                                                        -------            -------
Net Cash Used In Financing Activities                                    (3,841)              (476)
                                                                        -------            -------
Net Decrease in Unrestricted Cash and Cash Equivalents                   (2,757)            (5,539)

Unrestricted Cash and Cash Equivalents at Beginning of Period             4,010              7,694
                                                                        -------            -------
Unrestricted Cash and Cash Equivalents at End of Period                 $ 1,253            $ 2,155
                                                                        =======            =======

Cash Paid for Interest                                                  $ 2,112            $ 6,454
                                                                        =======            =======


  The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)



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

         Real Estate.   The Trust carries its real estate held for investment
         at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at the lower of depreciated cost or fair market value less costs to sell. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At June 30, 1997, all of the Trust's properties were classified as held for investment. Should unforeseen factors cause certain properties to be reclassified to held for sale, significant adjustments to reduce the net book value of such properties could be required.

         Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (unaudited)



         Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $553,000 and $599,000 at June 30, 1997 and December 31, 1996, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

         Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

         Earnings per share. Earnings per share is computed based upon the weighted average number of common shares outstanding. The computation of earnings per share does not include common share equivalents as the inclusion of such does not result in dilution (based upon application of the "treasury stock" method) or, in periods where there is a net loss, is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Management believes that adoption of Statement 128 will not have a material effect on the Trust's earnings per share.

         Share Compensation. The Trust accounts for its share compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and intends to continue to do so. See Note 5 for a discussion of the Trust's share compensation arrangements.

NOTE 3 - ZERO COUPON NOTES

         In December 1993 and November 1994, the Trust deposited United States Government investment securities into an irrevocable trust to complete in-substance defeasance of certain of its Zero Coupon Notes due November 1997. The debt, which aggregated $15,606,000 at June 30, 1997, was accounted for as if extinguished in December 1993 and November 1994. The funds in the trust, which will be used solely to satisfy the principal and interest of the defeased debt, will be sufficient to satisfy all future debt service requirements for the defeased debt instruments.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (unaudited)


NOTE 4 - SHAREHOLDER TRANSACTIONS

         On February 26, 1997, USAA Real Estate Company ("REALCO"), the owner at that time of approximately 31.8% of the Trust's outstanding Shares of Beneficial Interest (the "Shares"), purchased outstanding indebtedness of the Trust totaling $9,419,213. Pursuant to an earlier agreement with the Trust, the notes were then modified by REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. Pursuant to shareholder approval on June 30, 1997, REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). The Trust currently expects REALCO to elect this conversion in the fourth quarter of 1997. As a result, the Trust will reflect approximately $1,022,000, based upon the difference between the market trading price of $2.38 per share on February 26, 1997 and the $2.00 conversion price, as interest expense between February 26, 1997 and September 30, 1997. The date of February 26, 1997 is used to measure market value as this is deemed to be the date of issuance of the modified note, which contains the convertibility option. Based upon these assumptions, the Trust recorded additional interest expense of $375,000 in the second quarter of 1997 ($647,000 for the six months ended June 30, 1997) and expects to record the remaining $375,000 in interest expense in the third quarter of 1997.

         On June 30, 1997, the shareholders of the Trust approved an increase in the authorized number of shares of beneficial interest from 10,000,000 to 500,000,000 and approved the authorization of 50,000,000 preferred shares. The preferences or rights of the preferred shares, which have a par value per share of $0.10, will be set as such shares are issued.

NOTE 5 - INCENTIVE COMPENSATION

         On June 30, 1997, the shareholders of the Trust approved an Employee and Trust Manager Incentive Share Plan (the "Plan"). The Plan, which is to be administered by the Compensation Committee of the Board of Trust Managers (the "Committee"), reserves a total of 800,000 common shares for issuance under the Plan pursuant to the exercise of incentive and non-qualified share options and the grant of restricted share awards. On June 30, 1997, the Committee awarded a total of 625,000 options to management with an exercise price of $3.00 (the closing trading price of common shares on June 30, 1997), an expiration date of June 30, 2007, and vesting of 20% annually, beginning on June 30, 1997. As provided in the Plan, the Committee also awarded 10,000 options to each Trust Manager with an exercise price of $3.00, an expiration date of June 30, 2007, and immediate vesting.

         The Trust has elected to follow APB 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (unaudited)


NOTE 6 - SUBSEQUENT EVENTS

         In July 1997, the Trust sold a total of 7,167,418 Shares to clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively "MSAM"). Pursuant to an earlier agreement, the Shares were issued at $2.45 per Share, generating total proceeds of $17,560,176. Also in July 1997, the Trust sold to certain clients of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership (collectively, "ABKB") a total of 6,122,449 Shares at $2.45 per Share for total proceeds of $15,000,000. The agreement with MSAM allows them to purchase an additional 995,847 Shares at $2.45 per Share. In connection with these transactions, the Board of Trust Managers was expanded from five to eight members, with two MSAM representatives and one ABKB representative appointed as Trust Managers.

         On July 7, 1997, the Trust signed definitive merger agreements with USAA Real Estate Income Investments I, A California Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, a Texas limited partnership, USAA Income Properties III Limited Partnership, a Delaware limited partnership, and USAA Income Properties IV Limited Partnership, a Delaware limited partnership (collectively, the "RELPs") pursuant to which the RELPs will be merged into the Trust (the "Merger"). If the Merger is accomplished, the Trust will acquire nine real estate properties consisting of three office buildings totaling 550,000 square feet, two industrial properties totaling 320,000 square feet, three office/research and development properties totaling 156,000 square feet, and one retail property totaling 77,000 square feet. In addition, the Trust will acquire a 55.84% joint venture interest in a 291,000 square foot office property. The agreed value of the interests in these properties, including assumption of $31,704,000 in related debt, is $89,622,000. Pursuant to the terms of the agreements, the Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) to the limited partners in the RELPs in exchange for their limited partnership interests in the RELPs. The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with all of the financial statements and notes thereto appearing elsewhere in this report as well as the audited financial statements appearing in the Trust's 1996 Annual Report to Shareholders. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.

RESULTS OF OPERATIONS

         The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the three months and six months ended June 30, 1997 and 1996. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") which is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the interest expense accrued related to the expected future conversion of certain debt into equity or the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. FAD is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects capital expenditures. The Trust believes FFO and FAD are appropriate measures of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO and FAD presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definitions.

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

                                                              (000)                            (000)
                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                        ------------------               ----------------
                                                        1997          1996               1997        1996
                                                        ----          ----               ----        ----
NET INCOME (LOSS)                                      $(1,054)     $   609            $   882     $   (901)
Exclude effects of:
Gain on sales of real estate                                 -            -               (312)           -
Extraordinary gain on extinguishment of debt                 -       (1,367)            (2,643)      (1,367)
Real estate depreciation and amortization                  696          704              1,389        1,404
Additional interest accrual assuming future
   conversion of debt to equity                            375            -                647            -
Default rate interest accrual                                -           42                  -          369
                                                       -------      -------            -------     --------
FUNDS FROM OPERATION ("FFO")                           $    17      $   (12)           $   (37)    $   (495)
                                                       =======      =======            =======     ========
Funds from operation ("FFO")                           $    17      $   (12)           $   (37)    $   (495)
Capitalized improvements and leasing commissions         (254)         (424)              (430)        (618)
GAAP straight line rent adjustment                          1            71                 45          109
                                                       -------      -------            -------     --------
Funds available for distribution ("FAD")               $ (236)      $  (365)           $  (422)    $ (1,004)
                                                       =======      =======            =======     ========



                   Three Months Ended June 30, 1997 and 1996

         The overall occupancy of the Trust's portfolio on June 30, 1997 was 93.7%, compared to 93.9% on June 30, 1996 and 91.1% on March 31, 1997.
Property revenues decreased from $3,029,000 to $2,584,000 and property operating expenses decreased from $967,000 to $905,000 when comparing the quarter ended June 30, 1996 to the same quarter in 1997, primarily as a result of the sale of two properties during the fourth quarter of 1996 and one property during the first quarter of 1997. When comparing the quarter ended June 30, 1997 to the same period in 1996 on a same property basis, revenue increased 4.7% and net operating income increased 2.7% for the Trust's industrial properties whereas revenue decreased 17.4% and net operating income decreased 28.3% for the Trust's retail property. The decline in the performance of the Trust's retail property was primarily related to collection of approximately $80,000 in lease termination fees during the second quarter of 1996 and to a decline in average occupancy from 85.5% for the quarter ended at June 30, 1996 to 83.8% for the quarter ended June 30, 1997. The Trust is continuing its efforts to increase leasing at this property.

         The Trust had a net loss from operations of $1,054,000 for the quarter ended June 30, 1997 compared to $758,000 for the same quarter in 1996. This increased loss was primarily related to the decrease in property net operating income of $383,000 explained above and an increase in administration and overhead expenses of $62,000 (due primarily to the addition of two Trust Managers in December 1996 and the use of compensation and computer consultants during 1997), offset by a decrease in litigation and proxy costs of $199,000 (due to the settlement of litigation matters during 1996, offset by the costs of the Trust's special shareholder meeting in June 1997).

         FFO for the Trust improved from $(12,000) to $17,000 when comparing the quarter ended June 30, 1996 to the same quarter in 1997. This improvement primarily results from the increased loss from operations explained above and the offsetting elimination of $375,000 in accrued interest related to the expected future conversion of the REALCO debt to equity.

                    Six Months Ended June 30, 1997 and 1996

         When comparing the six months ended June 30, 1997 with the same period in 1996, property revenues decreased from $5,846,000 in 1996 to $5,221,000 in 1997 and property operating expenses decreased from $1,907,000 in 1996 to $1,841,000 in 1997, primarily as a result of the sale of two properties during the fourth quarter of 1996 and one property during the first quarter of 1997. When comparing the six months ended June 30, 1997 to the same period in 1996 on a same property basis, revenue increased 6.7% and net operating income increased 5.6% for the Trust's industrial properties whereas revenue decreased 14.3% and net operating income decreased 24.6% for the Trust's retail property. The decline in the performance of the Trust's retail property was primarily related to nonrecurring collections of approximately $80,000 in lease termination fees and $76,000 in percentage rents in 1996, bad debt writeoffs of approximately $20,000 in 1997 and a decline in average occupancy from 86.2% in 1996 to 84.8% in 1997. As noted above, the Trust is continuing its efforts to increase leasing at this property.

         The Trust had a net loss from operations of $2,073,000 for the six months ended June 30, 1997 compared to $2,268,000 for the same period in 1996. This change was primarily related to the decrease in property net operating income of $559,000 explained above, a decrease in interest income of $108,000 (resulting from a decrease in investable funds due to the settlement of litigation in 1996), a decrease in litigation and proxy costs of $451,000 (due to the settlement of litigation matters during 1996, offset by the costs of the Trust's special shareholder meeting in June 1997), a net decrease in interest expense of $314,000 (due to the paydown/forgiveness of debt during 1996 and 1997, offset by the accrual of $647,000 in interest expense relating to the expected future conversion of the REALCO debt to equity), and a decrease in administration and overhead expenses of $79,000 (due to $240,000 in incentive compensation expense in January 1996, offset by the addition of two Trust Managers in December 1996 and the use of compensation and computer consultants during 1997).

         FFO for the Trust improved from $(495,000) to $(35,000) when comparing the six months ended June 30, 1996 to the same period in 1997. This improvement reflects the loss from operations explained above and adjustments to eliminate $647,000 in accrued interest related to the expected future conversion of the REALCO debt to equity in 1997 and $369,000 in default rate interest on the MLI notes in 1996.

         Net cash used in operating activities was $515,000 for the six months ended June 30, 1997. This is primarily the net result of the operational items discussed above, a decrease in accounts payable, other liabilities and tenant security deposits of $623,000 (due principally to the payment of property taxes during the first quarter) and an offsetting increase in accrued interest of $636,000 (due to the accrual of $647,000 in interest related to the REALCO debt conversion). Included in net cash used in operating activities is approximately $437,000 in litigation and proxy costs, which management believes is of a nonrecurring nature. Management believes that, in the future, cash flow provided by operations will increase due to the elimination of such nonrecurring items and the Trust's plans to pursue a growth strategy.

         Net cash provided by investing activities was $1,599,000 for the six months ended June 30, 1997 resulting from the expenditure of $430,000 for capitalized leasing commissions and improvements to real estate properties and $2,029,000 received from the sale of the Trust's Burnsville property in March 1997.

         Net cash used in financing activities was $3,841,000, resulting from the payment of principal on mortgage notes payable. Included in this amount is approximately $1,924,000 related to the payment of the mortgage lien on the Trust's Burnsville property which was sold in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On July 10, 1997 and July 17, 1997, the Trust sold a total of 7,167,418 Shares to clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively "MSAM"). Pursuant to an earlier agreement, the shares were issued at $2.45 per Share, generating total proceeds of $17,560,176. On July 11, 1997, the Trust sold to certain clients and affiliates of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership (collectively, "ABKB") a total of 6,122,449 Shares at $2.45 per Share for total proceeds of $15,000,000. The agreement with MSAM allows them to purchase an additional 995,847 Shares at $2.45 per Share.

         The Trust intends to utilize these funds to execute a growth strategy which will emphasize the purchase of light industrial real estate properties. The Trust believes that such properties represent a highly fragmented sector of the industry and offer superior yields because of the general lack of pricing pressure from institutional investors. The Trust also believes that the management intensive nature of these properties offers opportunities for enhancing returns through efficient customer-oriented operating systems. Although the Trust believes that it can make reasonable and prudent purchases of such real estate properties, there is no assurance that such investments will be available to the Trust or that the yield on such investments will result in an adequate return to shareholders. The Trust may make additional private placements of equity or secondary public offerings or may issue additional debt in the form of acquisition lines or mortgage financings in order to raise additional capital to invest in real estate properties.

         The Trust has not paid distributions on a regular basis since 1993. The Trust intends to evaluate its distribution policy on a quarterly basis. Future distributions to shareholders will be evaluated by the Trust Managers based on the liquidity of the Trust, performance of the Trust's portfolio, cash flow of the Trust and other circumstances existing at such time.

         At June 30, 1997, the Trust had $41,547,000 in mortgage debt outstanding, all of which is comprised of fixed rate debt with a weighted average interest rate of 8.61%. This debt represents a debt to total market capitalization ratio of approximately 58%. The Trust intends to lower this ratio in the future through additional equity placements and future purchases of real estate properties with less leverage.

         On February 26, 1997, REALCO purchased outstanding indebtedness of the Trust totaling $9,419,213. Pursuant to an earlier agreement with the Trust, the notes were then modified by REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. Pursuant to shareholder approval on June 30, 1997, REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). The Trust currently expects REALCO to elect this conversion in the fourth quarter of 1997.

         On July 7, 1997, the Trust signed definitive merger agreements with USAA Real Estate Income Investments I, A California Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, a Texas limited partnership, USAA Income Properties III Limited Partnership, a Delaware limited partnership, and USAA Income Properties IV Limited Partnership, a Delaware limited partnership (collectively, the "RELPs") pursuant to which the RELPs will be merged into the Trust (the "Merger"). If the Merger is accomplished, the Trust will acquire nine real estate properties consisting of three office buildings totaling 550,000 square feet, two industrial properties totaling 320,000 square feet, three office/research and development properties totaling 156,000 square feet, and one retail property totaling 77,000 square feet. In addition, the Trust will acquire a 55.84% joint venture interest in a 291,000 square foot office property. The agreed value of the interests in these properties, including assumption of $31,704,000 in related debt, is $89,622,000. Pursuant to the terms of the agreements, the Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) to the limited partners in the RELPs in exchange for their limited partnership interests in the RELPs. The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Trust is not currently subject to any significant litigation and is not aware of any material pending litigation.


ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

    REALCO holds outstanding debt of the Trust in the amount of $5,449,618 and has the option to convert the principal amount of this debt into Shares of the Trust at $2.00 per share (if converted prior to December 31, 1997) or $2.25 per share (if converted between December 31, 1997 and December 31, 2000). If REALCO converts prior to December 31, 1997, REALCO will receive 2,724,809 Shares. This transaction was determined to be exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.

    In two separate transactions in July 1997, the Trust sold a total of 7,167,418 Shares at $2.45 per Share (total proceeds of $17,560,176) to certain clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively, "MSAM"). The placement agent for the transaction was Prudential Securities,
Inc. and the total commission charged was $702,407.   The agreement with MSAM
allows them to purchase an additional 995,847 Shares at $2.45 per Share. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.

    In July 1997, the Trust sold a total of 6,122,449 Shares at $2.45 per Share (total proceeds of $15,000,000) to certain clients of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership. The placement agent for the transaction was Prudential Securities, Inc. and the total commission charged was $600,000. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 30, 1997, the Trust's shareholders approved all proposals presented at the Annual Meeting of Shareholders. A complete list of the proposals, and the voting results, is incorporated by reference to the Current Report on Form 8-K dated June 30, 1997, filed with the Securities and Exchange Commission (the "Commission") on July 22, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         2.1 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments I, A California Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         2.2 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments II Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.2 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         2.3 Agreement and Plan of Merger by and between the Trust and USAA Income Properties III Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.3 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         2.4 Agreement and Plan of Merger by and between the Trust and USAA Income Properties IV Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.4 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         3.1     Third Amended and Restated Declaration of Trust (filed as
                 Exhibit 3.1 to the Trust's Registration Statement on Form S-4 filed with the Commission on July 22, 1997 (File No. 333-31823), and incorporated by reference herein)

         3.2     Fourth Amended and Restated Bylaws of Trust (filed as Exhibit
                 3.1 to the Trust's Current Report on Form 8-K dated October 3, 1995, filed with the Commission on October 3, 1995 (File No. 1-9016), and incorporated by reference herein)

         3.3 Amendment to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.1 to the Trust's Current Report on Form 8-K dated November 13, 1995, filed with the Commission on November 15, 1995 (File No. 1-9016), and incorporated by reference herein)

         3.4 Amendment to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.3 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         3.5 Amendments to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.3 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         4.1 Registration Rights Agreement dated as of December 19, 1996 by and between the Trust and USAA Real Estate Company ("REALCO") (filed as Exhibit 99.8 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         4.2 Registration Rights Agreement dated as of December 20, 1996 by and between the Trust and REALCO (filed as Exhibit 99.8 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         4.3 Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MS Real Estate Special Situations, Inc. ("MSRE") and Morgan Stanley Asset Management, Inc. ("MSAM") as agent and attorney-in-fact for specified clients (the "MSAM Purchasers") (filed as Exhibit 10.6 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         4.4 Registration Rights Agreement dated as of July 10, 1997, by and among the Trust, ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of certain clients, and LaSalle Advisors Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit
                 10.10 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         4.5 Renewal, Extension, Modification and Amendment Agreement dated as of February 26, 1997, executed by the Trust in favor of REALCO (filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated March 4, 1997, filed with the Commission on March 4, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.1 Common Share Purchase Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM, as agent and attorney-in-fact on behalf of the MSAM Purchasers (filed as Exhibit 10.5 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.2 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.7 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.3 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.8 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.4 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and LaSalle Advisors Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.9 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.5    Employee and Trust Manager Incentive Share Plan  (filed as
                 Exhibit 3.1 to the Trust's Registration Statement on Form S-4 filed with the Commission on July 22, 1997 (File No. 333-31823), and incorporated by reference herein)

         22.1 Final Report of Inspectors of Election (filed as Exhibit 99.1 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         27.1 Financial Data Schedule (filed only electronically with the Commission)


(b)      Reports on Form 8-K

                 Current Report on Form 8-K dated May 1, 1997 and filed on May 13, 1997, containing information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)

                 Current Report on Form 8-K dated June 9, 1997 and filed on June 13, 1997, containing information under Item 5 (Other Events) and
         Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)

                 Current Report on Form 8-K dated June 30, 1997 and filed on July 22, 1997, containing information under Item 5 (Other Events) and
         Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN INDUSTRIAL PROPERTIES REIT
                                                   (Registrant)


Date:    August 14, 1997                     /s/  Marc A. Simpson
                                      ------------------------------------
                                                  Marc A. Simpson
                                    Vice President and Chief Financial Officer
                                   (principal accounting and financial officer)

                               INDEX TO EXHIBITS

       Exhibit
        Number                     Description
       --------                    -----------

         2.1 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments I, A California Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         2.2 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments II Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.2 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)


         2.3 Agreement and Plan of Merger by and between the Trust and USAA Income Properties III Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.3 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         2.4 Agreement and Plan of Merger by and between the Trust and USAA Income Properties IV Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.4 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         3.1     Third Amended and Restated Declaration of Trust (filed as
                 Exhibit 3.1 to the Trust's Registration Statement on Form S-4 filed with the Commission on July 22, 1997 (File No. 333-31823), and incorporated by reference herein)

         3.2     Fourth Amended and Restated Bylaws of Trust (filed as Exhibit
                 3.1 to the Trust's Current Report on Form 8-K dated October 3, 1995, filed with the Commission on October 3, 1995 (File No. 1-9016), and incorporated by reference herein)

         3.3 Amendment to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.1 to the Trust's Current Report on Form 8-K dated November 13, 1995, filed with the Commission on November 15, 1995 (File No. 1-9016), and incorporated by reference herein)

         3.4 Amendment to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.3 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         3.5 Amendments to the Fourth Amended and Restated Bylaws of Trust (filed as Exhibit 99.3 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         4.1 Registration Rights Agreement dated as of December 19, 1996 by and between the Trust and USAA Real Estate Company ("REALCO") (filed as Exhibit 99.8 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

         4.2 Registration Rights Agreement dated as of December 20, 1996 by and between the Trust and REALCO (filed as Exhibit 99.8 to the Trust's Current Report on Form 8-K dated December 23, 1996, filed with the Commission on December 24, 1996 (File No. 1-9016), and incorporated by reference herein)

       Exhibit
        Number                     Description
       --------                    -----------

         4.3 Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MS Real Estate Special Situations, Inc. ("MSRE") and Morgan Stanley Asset Management, Inc. ("MSAM") as agent and attorney-in-fact for specified clients (the "MSAM Purchasers") (filed as Exhibit 10.6 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         4.4 Registration Rights Agreement dated as of July 10, 1997, by and among the Trust, ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of certain clients, and LaSalle Advisors Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit
                 10.10 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         4.5 Renewal, Extension, Modification and Amendment Agreement dated as of February 26, 1997, executed by the Trust in favor of REALCO (filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated March 4, 1997, filed with the Commission on March 4, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.1 Common Share Purchase Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM, as agent and attorney-in-fact on behalf of the MSAM Purchasers (filed as Exhibit 10.5 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.2 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.7 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.3 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.8 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.4 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and LaSalle Advisors Limited Partnership as agent for and for the benefit of a certain client (filed as Exhibit 10.9 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         10.5    Employee and Trust Manager Incentive Share Plan  (filed as
                 Exhibit 3.1 to the Trust's Registration Statement on Form S-4 filed with the Commission on July 22, 1997 (File No. 333-31823), and incorporated by reference herein)

         22.1 Final Report of Inspectors of Election (filed as Exhibit 99.1 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

         27.1 Financial Data Schedule (filed only electronically with the Commission)