Form 10-Q
period 1997-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1997-11-12
CIK 778437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                               OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

                  Commission file number 1-9016
                   ___________________________

               AMERICAN INDUSTRIAL PROPERTIES REIT
     (Exact name of registrant as specified in its charter)

               Texas                     75-6335572
  (State or other jurisdiction of   (I.R.S. Employer
  incorporation or organization)    Identification No.)

6210 North Beltline Road, Suite 170
           Irving, Texas                 75063-2656
  (Address of principal executive        (Zip Code)
             offices)

                         (972) 756-6000
      (Registrant's telephone number, including area code)

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
4,657,973 Shares of Beneficial Interest were outstanding as of November 5, 1997.


               American Industrial Properties REIT
                            Form 10-Q
  For the Three Months and Nine Months Ended September 30, 1997



                              INDEX

                                                        Page

Part I - Financial Information

  Item 1.  Financial Statements

     Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996
     (unaudited)                                         3

     Consolidated Balance Sheets as of September 30, 1997
     (unaudited) and December 31, 1996                   4

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1997 and 1996 (unaudited)       5

     Notes to Consolidated Financial Statements
     (unaudited)                                         6

Item 2.
     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                           11


Part II - Other Information

  Item 1. Legal Proceedings                              15

  Item 2. Changes in the Rights of the Company's Security
     Holders                                              15

  Item 6. Exhibits and Reports on Form 8-K               15


Signatures                                                18


American Industrial Properties REIT
Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

                                         Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                              1997          1996         1997         1996
REVENUES
Rents                                          2,007         2,150        5,902        6,568
Tenant reimbursements                            559           643        1,885        2,071
Interest income                                  405             7          436          146
                                               2,971         2,800        8,223        8,785
EXPENSES
Property operating expenses:
Property taxes                                   345           368        1,032        1,110
Property management fees                          96           107          290          324
Utilities                                        111           118          294          335
General operating                                194           189          616          610
Repairs and maintenance                          100           153          279          318
Other property
operating expenses                                71            75          247          220
Depreciation and amortization                    715           769        2,105        2,177
Interest on 8.8% notes payable                   427         1,001        1,312        3,350
Interest on mortgages payable                    742           405        2,703        1,216
Administrative expenses:
Trust administration
and overhead                                     509           300        1,320        1,190
Litigation and proxy costs                         2           116          439        1,004
                                               3,312         3,601       10,637       11,854
Loss from operations                            (341)         (801)      (2,414)      (3,069)
Extraordinary gain on
   extinguishment of debt                          0             0        2,643        1,367
Gain on sale of real estate                        0             0          312            0
NET INCOME (LOSS)                               (341)         (801)         541       (1,702)


PER SHARE DATA   (a)
Loss from operations                            -0.08         -0.44        -0.86        -1.69
Extraordinary gain on
   extinguishment of debt                           0             0         0.94         0.75
Gain on sale of real estate                         0             0         0.11            0
Net  Income (Loss)                              -0.08         -0.44         0.19        -0.94
Distributions Paid                                  0          0.20            0         0.20
Weighted average number of
common shares outstanding                     4354378       1815080      2793417      1815080

The accompanying notes are an integral part of these financial statements.

(a) The per share amounts and weighted average shares outstanding have been restated to reflect a one for five reverse share split approved by the Trust's shareholders on October 15, 1997


American Industrial Properties REIT
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                   September 30,   December 31,
                                         1997            1996
                                     (unaudited)
ASSETS
Real estate:
Held for investment                     $   98,634      $   84,693
Held for sale                                -               9,779
                                            98,634          94,472
Accumulated depreciation                   (24,877)        (23,973)
Net real estate                             73,757          70,499
Cash and cash equivalents:
Unrestricted                                25,780           4,010
Restricted                                   1,401           1,366
Total cash
and cash equivalents                        27,181           5,376
Other assets, net                            4,151           3,061

Total Assets                            $  105,089      $   78,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable                  $   41,380      $   43,797
8.8% notes payable                           5,450           9,419
Accrued interest                             1,078             602
Accounts payable, accrued
expenses and other
liabilities                                  2,108           1,964
Tenant security deposits                       533             471
Total Liabilities                           50,549          56,253

Shareholders' Equity:
Preferred shares, $0.10
par value; 50,000,000 shares
shares authorized; none
issued or outstanding                            0               0
Shares of beneficial
interest, $0.10 par value;
500,000,000 Shares
authorized; 4,657,973
Shares issued and
outstanding   (a)                              466             200
Additional paid-in capital                 158,906         127,856
Accumulated distributions                  (58,456)        (58,456)
Accumulated loss from
operations and
extraordinary
gains (losses)                             (47,836)        (48,065)
Accumulated net realized
gain on sales of
real estate                                  1,460           1,148
Total Shareholders' Equity                  54,540          22,683

Total Liabilities and
Shareholders' Equity                    $  105,089      $   78,936

The accompanying notes are an integral part of these financial statements.


(a) Shares issued and outstanding have been restated to reflect a one for five reverse share split approved by the Trust's shareholders on October 15, 1997

American Industrial Properties REIT
Consolidated Statements of Cash Flows
(unaudited, in thousands)

                                    Nine Months Ended
                                    September 30,
                                               1997           1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                              541         (1,702)
Adjustments to reconcile
net income (loss) to net
cash used in
operating activities:
Extraordinary gain on
extinguishment of debt                      (2,643)        (1,367)

Gain on sale of real estate                   (312)             0
Depreciation                                 1,846          1,933
Amortization of deferred
financing costs                                146             54
Other amortization                             259            244
Changes in operating assets
and liabilities:
Increase in other assets
and restricted cash                         (1,363)          (450)
Increase (decrease) in
accounts payable, other
liabilities and tenant
security deposits                              268           (260)
Increase (decrease) in
accrued interest                               741         (3,108)

Net Cash Used In
Operating Activities                          (517)        (4,656)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Acquisition of real estate                  (6,404)             0
Capitalized improvements
and leasing commissions                       (646)          (925)
Net proceeds from sales
of real estate                               2,029              0

Net Cash Used In
Investing Activities                        (5,021)          (925)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Principal repayments on
mortgage notes payable                      (4,008)          (170)
Proceeds from issuance
of common shares                            31,316              0
Distributions to
shareholders                                     0           (363)

Net Cash Provided By (Used
In) Financing Activities                    27,308           (533)

Net Increase (Decrease) in
Unrestricted Cash and Cash
Equivalents                                 21,770         (6,114)

Unrestricted Cash and
Cash Equivalents at
Beginning of Period                          4,010          7,694

Unrestricted Cash and
Cash Equivalents at
End of Period                               25,780          1,580



Cash Paid for Interest                       3,128          7,674



The accompanying notes are an integral part of these financial statements.



               American Industrial Properties REIT
           Notes to Consolidated Financial Statements
                       September 30, 1997
                           (unaudited)



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

     Real Estate. The Trust carries its real estate held for investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at the lower of depreciated cost or fair market value less costs to sell. In accordance with
     Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, is less than the carrying value of the related asset. At September 30, 1997, all of the Trust's properties were classified as held for investment. Should unforeseen factors cause certain properties to be reclassified to held for sale, significant adjustments to reduce the net book value of such properties could be required.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over ten years.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1997
                           (unaudited)



     Other Assets. Other assets consists primarily of deferred rent receivable, prepaid leasing commissions and loan fees. Deferred rent receivable arises as the Trust recognizes rental income, including contractual rent increases or delayed rent starts, on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable of $525,000 and $599,000 at September 30, 1997 and December 31,
     1996, respectively. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Income Taxes. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for dividends paid during the year. No provisions for Federal income taxes have been required or recorded to date.

     Reverse Share Split. On October 15, 1997, the Trust's shareholders approved a one for five reverse Share split. All references to the number of Shares, per Share amounts and the market prices of the Shares have been restated to reflect the impact of the reverse Share split.

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

Note 3 - Zero Coupon Notes

     In December 1993 and November 1994, the Trust deposited United States Government investment securities into an irrevocable trust to complete in-substance defeasance of certain of its Zero Coupon Notes due November 1997. The debt, which aggregated $16,067,000 at September 30, 1997, was accounted for as if extinguished in December 1993 and November 1994. The funds in the trust, which will be used solely to satisfy the principal and interest of the defeased debt, will be sufficient to satisfy all future debt service requirements for the defeased debt instruments.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1997
                           (unaudited)


Note 4 - Shareholder Transactions

     On February 26, 1997, USAA Real Estate Company ("REALCO"), the owner at that time of approximately 31.8% of the Trust's outstanding Shares of Beneficial Interest (the "Shares"), purchased outstanding indebtedness of the Trust totaling $9,419,213. Pursuant to an earlier agreement with the Trust, the notes were then modified by REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000. At the time the notes were modified, the Trust made a principal payment of $1,591,103, reducing the outstanding principal amount to $5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. Pursuant to shareholder approval on June 30, 1997, REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $10.00 per share (if converted prior to December 31, 1997) or $11.25 per share (if converted between December 31, 1997 and December 31, 2000). The Trust currently expects REALCO to elect this conversion in the fourth quarter of 1997. As a result, the Trust will reflect approximately $1,022,000, based upon the difference between the market trading price of $11.90 per share on February 26, 1997 and the $10.00 conversion price, as interest expense between February 26, 1997 and December 31, 1997. The date of February 26, 1997 is used to measure market value as this is deemed to be the date of issuance of the modified note, which contains the convertibility option. Based upon these assumptions, the Trust recorded additional interest expense of $188,000 in the third quarter of 1997 ($835,000 for the nine months ended September 30, 1997) and expects to record the remaining $187,000 of interest expense in the fourth quarter of 1997.

     On June 30, 1997, the shareholders of the Trust approved an increase in the authorized number of shares of beneficial interest from 10,000,000 to 500,000,000 and approved the authorization of 50,000,000 preferred shares. The preferences or rights of the preferred shares, which have a par value per share of $0.10, will be set as such shares are issued.

     In July 1997, the Trust sold a total of 1,433,483 Shares to clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively "MSAM"). Pursuant to an earlier agreement, the Shares were issued at $12.25 per Share, generating total proceeds of $17,560,176. Also in July
     1997, the Trust sold to certain clients of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership (collectively, "ABKB") a total of 1,224,489 Shares at $12.25 per Share for total proceeds of $15,000,000. The agreement with MSAM allows them to purchase an additional 199,169 Shares at $12.25 per Share. In connection with these transactions, the Board of Trust Managers was expanded from five to eight members, with two MSAM representatives and one ABKB representative appointed as Trust Managers.

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


               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1997
                           (unaudited)


     Pursuant to the terms of the agreements, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of
     $57,918,385) to the limited partners in the RELPs in exchange for their limited partnership interests in the RELPs. The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs.

     On August 20, 1997, a lawsuit was filed in the Superior Court of the State of Arizona against certain entities, including the Trust and the general partners of each RELP, alleging, among other things, breaches of fiduciary duty in connection with the transactions contemplated in the merger agreements. The lawsuit seeks, among other things, to enjoin the consummation of the merger and damages, including attorneys' fees and expenses. The defendants in the lawsuit believe that the plaintiffs' claims are without merit and intend to defend vigorously against the lawsuit. However, no assurance can be given that the plaintiffs in the lawsuit will not be successful.

Note 5 - Incentive Compensation

     On June 30, 1997, the shareholders of the Trust approved an Employee and Trust Manager Incentive Share Plan (the "Plan"). The Plan, which is to be administered by the Compensation Committee of the Board of Trust Managers (the "Committee"), reserves a total of 160,000 common shares for issuance under the Plan pursuant to the exercise of incentive and non-qualified share options and the grant of restricted share awards. On June 30, 1997, the Committee awarded a total of 125,000 options to management with an exercise price of $15.00 (the closing trading price of common shares on June 30, 1997), an expiration date of June 30, 2007, and vesting of 20% annually, beginning on June 30, 1997. As provided in the Plan, the Committee also awarded 2,000 options to each Trust Manager with an exercise price ranging from $14.69 to $15.00, an expiration date of June 30, 2007, and immediate vesting.

     The Trust has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Trust's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Note 6 - Subsequent Events

     On October 15, 1997, the Trust's shareholders approved a one for five reverse Share split. All references to the number of Shares, per Share amounts and the market prices of the Shares have been restated to reflect the impact of the reverse Share split.

     On October 3, 1997, the Trust, as general partner in a limited partnership, purchased a portfolio of eight properties with 783,780 net rentable square feet located in Dallas and suburban areas of Dallas, Texas. The purchase price of the portfolio was $36.8 million. The purchase price was partially financed by a borrowing of approximately $20.7 million under a secured acquisition line (see below) and approximately $2.8 million of limited partnership units ("OP Units") issued to the limited partners of the partnership. Beginning on October 3, 1999, the OP Units are redeemable for cash or, at the election of the Trust (as general partner), common shares on a one-for-one basis. In addition, the limited partners received warrants, which expire on October 3, 2000, to purchase 40,000 common shares at $17.50 per share.



               American Industrial Properties REIT
     Notes to Consolidated Financial Statements (continued)
                       September 30, 1997
                           (unaudited)


     On October 3, 1997, the Trust entered into a $35,000,000 secured acquisition line with Prudential Securities Corporation. The credit line, which will be secured by properties acquired with proceeds from the credit line, bears variable interest at a rate based on the 30 day LIBOR rate plus 200 basis points. The maximum loan to value ratio for borrowings is 70%. Unless extended, borrowings under the credit line mature on October 3, 1998 and, if not repaid, allow the lender to move such borrowings into a securitized mortgage pool. The Trust intends to refinance borrowings under this credit line with proceeds from future permanent financing transactions or equity offerings.

     On October 20, 1997, the Trust filed preliminary proxy materials for a special meeting of shareholders, to be held in December 1997, relating to a proposed offering of up to $75 million of common shares in a private placement transaction.

     The Trust expects to close the purchase of a 286,000 square foot warehouse and service center property in Houston, Texas in November 1997. The Trust anticipates borrowing approximately $6,600,000 of the $10,700,000 purchase price under the acquisition line discussed above.





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



Comparison of Three Months Ended September 30, 1997 to September
30, 1996

      The overall occupancy of the Trust's portfolio on September 30, 1997 was 92.7%, compared to 92.0% on September 30, 1996 and 93.7% on June 30, 1997. Property revenues decreased from $2,793,000 to $2,566,000 and property operating expenses decreased from $1,010,000 to $917,000 when comparing the quarter ended September 30, 1996 to the same quarter in 1997, primarily as a result of the sale of two properties during the fourth quarter of 1996 and one property during the first quarter of 1997. When comparing the quarter ended September 30, 1997 to the same period in 1996 on a same property basis, revenue increased 3.3% and net operating income increased 5.3% for the Trust's industrial properties whereas revenue increased 3.0% and net operating income decreased 1.2% for the Trust's retail property. The Trust is continuing its efforts to increase leasing at the retail property.

      The  Trust had a loss from operations of $341,000  for  the quarter ended September 30, 1997 compared to $801,000 for the same quarter in 1996. This improvement is related to an increase in interest income of $398,000 (due to net proceeds of $31.3 million received from a private placement in July 1997), a decrease in litigation, proxy and reorganization expenses of $114,000 (due to the settlement of litigation and contested proxy contests in 1996), a net decrease in interest expense of $237,000 (due to the paydown/forgiveness of certain debt in 1996, offset by the accrual of $188,000 in interest expense related to the expected conversion of debt to equity), a decrease in net operating income of $134,000 explained above and an increase in administration and overhead of $209,000 (due to an increase in the number of employees from six to eleven and the addition of five Trust Managers in 1997).


Comparison of Nine Months Ended September 30, 1997 to September
30, 1996

     When comparing the nine months ended September 30, 1997 with the same period in 1996, property revenues decreased from $8,639,000 in 1996 to $7,787,000 in 1997 and property operating expenses decreased from $2,917,000 in 1996 to $2,758,000 in 1997, primarily as a result of the sale of two properties during the fourth quarter of 1996 and one property during the first quarter of 1997. When comparing the nine months ended September 30, 1997 to the same period in 1996 on a same property basis, revenue increased 6.3% and net operating income increased 6.6% for the Trust's industrial properties whereas revenue decreased 9.1% and net operating income decreased 18.0% for the Trust's retail property. The decline in the performance of the Trust's retail property was primarily related to nonrecurring collections of approximately $85,000 in lease termination fees and $76,000 in percentage rents in 1996, bad debt writeoffs of approximately $20,000 in 1997 and a decline in average occupancy from 85.0% in 1996 to 82.6% in 1997. As noted above, the Trust is continuing its efforts to increase leasing at this property.


      The Trust had a net loss from operations of $2,414,000 for the nine months ended September 30, 1997 compared to $3,069,000 for the same period in 1996. This improvement is related to an increase in interest income of $290,000 (due to net proceeds of $31.3 million received from a private placement in July 1997), a decrease in litigation, proxy and reorganization expenses of $565,000 (due to the settlement of litigation and contested proxy contests in 1996), a net decrease in interest expense of $551,000 (due to the paydown/forgiveness of certain debt in 1996, offset by the accrual of $835,000 in interest expense related to the expected conversion of debt to equity), a decrease in net operating income of $693,000 explained above and an increase in administration and overhead of $130,000 (due to an increase in the number of employees from six to eleven, the addition of five Trust Managers in 1997, higher legal and consulting fees in 1997, expenses associated with the move of the Trust's offices, and an offsetting $240,000 in incentive compensation in January 1996.).

      Net cash used in operating activities was $517,000 for the nine months ended September 30, 1997. This is primarily the net result of the operational items discussed above, a decrease in accounts payable, other liabilities and tenant security deposits of $268,000 and an increase in accrued interest of $741,000 (due to the accrual of $835,000 in interest related to the expected conversion of debt to equity). Included in net cash used in operating activities is approximately $439,000 in litigation and proxy costs, which management believes is of a nonrecurring nature. Management believes that, in the future, cash flow provided by operations will increase due to the elimination of such nonrecurring items and the Trust's plans to pursue a growth strategy.

     Net cash used in investing activities was $5,021,000 for the nine months ended September 30, 1997 resulting from the purchase of two properties in August 1997 for $6,404,000 and the expenditure of $646,000 for capitalized leasing commissions and improvements to real estate properties, offset by $2,029,000 received from the sale of the Trust's Burnsville property in March 1997.

      Net cash provided by financing activities was $27,308,000, resulting primarily from a private placement of securities in July 1997 for net proceeds of $31.3 million.


Funds From Operations

     The table below provides a reconciliation of net loss, funds from operations ("FFO") and funds available for distribution ("FAD") for the three months and nine months ended September 30, 1997 and 1996. The determination of FFO is based on the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") which is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the interest expense accrued related to the expected future conversion of certain debt into equity or the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. FAD is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects capital expenditures. The Trust believes FFO and FAD are appropriate measures of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO and FAD presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definitions.

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


      The  following table shows the Trust's cash flows from  its
operating,  investing  and  financing  activities,  prepared   in
accordance with generally accepted accounting principles:

                                         Nine Months Ended
                                           September 30,
                                            1997        1996
                                           (in thousands)

Net cash used in operating activities     $(517)    $(4,656)
Net cash used in investing activities   $(5,021)      $(925)
Net cash provided by (used in)
financing activities                     $27,308      $(533)

FFO and FAD are calculated as follows:

                                         (000)                   (000)
                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                       1997      1996         1997        1996
Net income (loss)                     $(341)    $(801)         $541    $(1,702)
Exclude effects of:
Gain on sales of real estate              0         0          (312)         0
Extraordinary gain on
extinguishment of debt                    0         0        (2,643)    (1,367)
Real estate depreciation and
amortization                            713       761         2,102      2,165
Non-recurring interest accrual
assuming future conversion of
debt to equity                          188         0           835          0
Default rate interest accrual             0         0             0        369
Funds from operation ("FFO")           $560      $(40)         $523      $(535)

Funds from operation ("FFO")           $560      $(40)         $523      $(535)
Capitalized improvements and
leasing commissions                    (216)     (307)         (646)      (925)
Non-cash effect of straight line
rents on FFO                             28        19            73        128
Funds available for distribution
("FAD")                                $372     $(328)         $(50)   $(1,332)

      FFO for the Trust improved from $(40,000) to $560,000 when comparing the quarter ended September 30, 1996 to the same quarter in 1997. This improvement primarily results from a smaller loss from operations explained above and the offsetting elimination of $188,000 in accrued interest related to the expected future conversion of the REALCO debt to equity.

      FFO for the Trust improved from $(535,000) to $523,000 when comparing the nine months ended September 30, 1996 to the same period in 1997. This improvement reflects a smaller loss from operations explained above and adjustments to eliminate $835,000 in accrued interest related to the expected future conversion debt to equity in 1997 and $369,000 in default rate interest on the MLI notes accrued in 1996.


Liquidity and Capital Resources

      The Trust intends to execute a growth strategy which will emphasize the purchase of light industrial real estate properties. The Trust believes that such properties represent a highly fragmented sector of the industry and offer superior yields because of the general lack of pricing pressure from institutional investors. The Trust also believes that the management intensive nature of these properties offers opportunities for enhancing returns through efficient customer-oriented operating systems. The Trust may also purchase low rise office buildings as part of its growth plans. Although the Trust believes that it can make reasonable and prudent purchases of such real estate properties, there is no assurance that such investments will be available to the Trust or that the yield on such investments will result in an adequate return to shareholders. The Trust's growth strategy is dependent upon raising significant capital, most likely in the form of private placements of equity or secondary public offerings. The Trust may also issue debt in the form of secured or unsecured acquisition lines or mortgage financings in order to raise additional capital to invest in real estate properties.

      On July 10, 1997 and July 17, 1997, the Trust sold a total of 1,433,483 Shares to clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively "MSAM"). Pursuant to an earlier agreement, the shares were issued at $12.25 per Share, generating total proceeds of $17,560,176. On July 11, 1997, the Trust sold to certain clients and affiliates of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership (collectively, "ABKB") a total of 1,224,489 Shares at $12.25 per Share for total proceeds of $15,000,000. The agreement with MSAM allows them to purchase an additional 199,169 Shares at $12.25 per Share.

      On July 7, 1997, the Trust signed definitive merger agreements with USAA Real Estate Income Investments I, A California Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, a Texas limited partnership, USAA Income Properties III Limited Partnership, a Delaware limited partnership, and USAA Income Properties IV Limited Partnership, a Delaware limited partnership (collectively, the "RELPs") pursuant to which the RELPs will be merged into the Trust (the "Merger"). If the Merger is accomplished, the Trust will acquire nine real estate properties consisting of three office buildings totaling 550,000 square feet, two industrial properties totaling 320,000 square feet, three office/research and development properties totaling 156,000 square feet, and one retail property totaling 77,000 square feet. In addition, the Trust will acquire a 55.84% joint venture interest in a 291,000 square foot office property. The agreed value of the interests in these properties, including assumption of $31,704,000 in related debt, is $89,622,000. Pursuant to the terms of the agreements, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of $57,918,385) to the limited partners in the RELPs in exchange for their limited partnership interests in the RELPs. The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs.

     On February 26, 1997, REALCO purchased outstanding indebtedness of the Trust totaling $9,419,213. Pursuant to an earlier agreement with the Trust, the notes were then modified by REALCO to, among other things, reduce the principal amount of these notes from $9,419,213 to $7,040,721, resulting in an extraordinary gain on extinguishment of debt (including certain accrued interest) to the Trust of $2,643,000. At the time the notes were modified, the Trust made a principal payment of
$1,591,103,   reducing  the  outstanding  principal   amount   to
$5,449,618. According to the modification terms, interest continues to accrue at 8.8%, payable monthly, and the maturity of the notes is extended from March 31, 1997 to December 31, 2000. Pursuant to shareholder approval on June 30, 1997, REALCO has the option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $10.00 per share (if converted prior to December 31, 1997) or $11.25 per share (if converted between December 31, 1997 and December 31, 2000). The Trust currently expects REALCO to elect this conversion in the fourth quarter of 1997.

      The Trust has not paid distributions on a regular basis since 1993. On November 4, 1997, the Board of Trust Managers announced that a review of the Trust's distribution policy had commenced. While the Trust may resume regular quarterly distributions in the near future, any resumption of distributions will depend upon accretive property acquisitions, continued improvement in the Trust's operations, liquidity of the Trust, and other circumstances existing at such time.

     At September 30, 1997, the Trust had $41,380,000 in mortgage debt outstanding, all of which is comprised of fixed rate debt with a weighted average interest rate of 8.61%. This debt represents a debt to total market capitalization ratio of approximately 37%. The Trust intends to lower this ratio in the future through additional equity placements and future purchases of real estate properties with less leverage.

Recent Developments

     On August 29, 1997, the Trust purchased two light industrial properties with 137,265 net rentable square feet in the Dallas, Texas area for a total of $6.4 million in cash.

      On October 3, 1997, the Trust, as general partner in a limited partnership, purchased a portfolio of eight properties with 783,780 net rentable square feet located in Dallas and suburban areas of Dallas, Texas. The purchase price of the portfolio was $36.8 million. The purchase price was partially financed by a borrowing of approximately $20.7 million under the secured acquisition line described below and approximately $2.8 million of limited partnership units ("OP Units") issued to the limited partners of the partnership. Beginning on October 3, 1999, the OP Units are redeemable for cash or, at the election of the Trust (as general partner), common shares on a one-for-one basis. In addition, the limited partners received warrants, which expire on October 3, 2000, to purchase 40,000 common shares at $17.50 per share.

      The Trust entered into a $35,000,000 secured acquisition line with Prudential Securities Corporation on October 3, 1997. The credit line, which will be secured by properties acquired with proceeds from the credit line, bears variable interest at a rate based on the 30 day LIBOR rate plus 200 basis points. The maximum loan to value ratio for borrowings is 70%. Unless extended, borrowings under the credit line mature on October 3, 1998 and, if not repaid, allow the lender to move such borrowings into a securitized mortgage pool. The Trust intends to refinance borrowings under this credit line with proceeds from future permanent financing transactions or equity offerings.



                   PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

      On August 20, 1997, a lawsuit was filed in the Superior Court of the State of Arizona against certain entities, including the Trust and the general partners of each RELP, alleging, among other things, breaches of fiduciary duty in connection with the transactions contemplated in the merger agreements. The lawsuit seeks, among other things, to enjoin the consummation of the merger and damages, including attorneys' fees and expenses. The defendants in the lawsuit believe that the plaintiffs' claims are without merit and intend to defend vigorously against the lawsuit. However, no assurance can be given that the plaintiffs in the lawsuit will not be successful.


Item 2.Changes in the Rights of the Company's Security Holders

      REALCO holds outstanding debt of the Trust in the amount of $5,449,618 and has the option to convert the principal amount of this debt into Shares of the Trust at $10.00 per share (if converted prior to December 31, 1997) or $11.25 per share (if converted between December 31, 1997 and December 31, 2000). If REALCO converts prior to December 31, 1997, REALCO will receive 544,962 Shares. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.

      In two separate transactions in July 1997, the Trust sold a total of 1,433,483 Shares at $12.25 per Share (total proceeds of $17,560,176) to certain clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively, "MSAM"). The placement agent for the transaction was Prudential Securities, Inc. and the total commission charged was $702,407. The agreement with MSAM allows them to purchase an additional 199,169 Shares at $12.25 per Share. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.

      In July 1997, the Trust sold a total of 1,224,489 Shares at $12.25 per Share (total proceeds of $15,000,000) to certain clients of ABKB/LaSalle Securities Limited Partnership and
LaSalle Advisors Limited Partnership. The placement agent for the transaction was Prudential Securities, Inc. and the total commission charged was $600,000. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.


Item 6.Exhibits and Reports on Form 8-K.

(a)  Exhibits

          2.1 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments I, A California Limited Partnership dated as of June 30, 1997 (filed as
          Exhibit 10.1 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

          2.2 Agreement and Plan of Merger by and between the Trust and USAA Real Estate Investments II Limited Partnership dated as of June 30, 1997 (filed as Exhibit
          10.2 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

          2.3 Agreement and Plan of Merger by and between the Trust and USAA Income Properties III Limited Partnership dated as of June 30, 1997 (filed as Exhibit
          10.3 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-9016), and incorporated by reference herein)

          2.4 Agreement and Plan of Merger by and between the Trust and USAA Income Properties IV Limited Partnership dated as of June 30, 1997 (filed as Exhibit 10.4 to the Trust's Current Report on Form 8-K dated June 30, 1997, filed with the Commission on July 22, 1997 (File No. 1-
          9016), and incorporated by reference herein)

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

(b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 20, 1997 and filed on September 2, 1997, containing information under
     Item 5 (Other Events)





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               AMERICAN INDUSTRIAL PROPERTIES REIT
                          (Registrant)


Date:November 12, 1997   /s/  Marc A. Simpson
                        Marc A. Simpson
                        Vice President and
                        Chief Financial Officer
                        (principal accounting
                        and financial officer)