Form 10-K405
period 1997-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1998-03-19
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

       (Mark One)

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997
                                     OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From ______ to ______

                         Commission File Number 1-9016

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact Name of Registrant as Specified in Its Charter)

                 TEXAS                                     75-6335572
         (State of Organization)                        (I.R.S. Employer
                                                      Identification Number)

     6210 NORTH BELTLINE, SUITE 170
             IRVING, TEXAS                                     75063
(Address of Principal Executive Offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (972) 756-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         -------------------
Common Shares of Beneficial Interest,             New York Stock Exchange
     par value $0.10 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X         No
                                              --------------     -------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                            ---------

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $149,148,811 as of March 11, 1998. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 11, 1998.

               11,151,313 Common Shares of Beneficial Interest
                   were outstanding as of March 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held in May 1998 are incorporated by reference in Part III.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                                   FORM 10-K

SECURITIES AND EXCHANGE COMMISSION ITEM NUMBER AND DESCRIPTION                                      PAGE
--------------------------------------------------------------                                      ----
                                                         PART I.

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             Business Objectives and Strategy . . . . . . . . . . . . . . . . . . . . . . . . . .      1
             Recent Developments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
             Revenue and Loss from Real Estate Operations . . . . . . . . . . . . . . . . . . . .      5
             Geographic Analysis of Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
Item 4.    Submission of Matters to a Vote of Shareholders  . . . . . . . . . . . . . . . . . . .     12

                                                         PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . .     13
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      14
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
             Year 2000 Issues.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
             Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . .     19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .     20
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .     21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .     21

                                                        PART III.

Item 10.   Trust Managers and Executive Officers of the Trust . . . . . . . . . . . . . . . . . .     22
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .     22
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .     22

                                                         PART IV.

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . .     22


Index to Consolidated Financial Statements and Financial Statement Schedule . . . . . . . . . . .    F-1

                                    PART I.

ITEM 1.  BUSINESS


THE COMPANY

    American Industrial Properties REIT (together with its subsidiaries, the "Trust" or the "Company") is a Texas real estate investment trust that was organized on September 26, 1985 by the issuance of Common Shares of Beneficial Interest (the "Shares"). On November 27, 1985, the Trust completed an initial public offering and commenced operations. The Trust's investment objective is to maximize the total return to its shareholders through the acquisition, leasing, management, and disposition of real estate properties. The direct and indirect subsidiaries of the Trust include two operating partnerships of which the Trust is the sole general partner and owns substantially all of the economic interests directly or indirectly.

    As of December 31, 1997, the Trust directly or indirectly owned a portfolio of 36 real estate properties aggregating 4.14 million net rentable square feet. Included in these amounts are 10 properties aggregating 1.4 million net rentable square feet which the Trust acquired in a merger with four real estate limited partnerships effective December 31, 1997 (see "Recent Developments" below). The Trust's emphasis is in the light industrial sector, which it characterizes as office showroom, service center and flex properties, low rise offices, and small bay distribution properties (see "Business Objectives and Strategy" below). Based on net rentable square feet as of December 31, 1997, approximately 69% of the Trust's portfolio is represented by light industrial properties, 24% of the portfolio is represented by office properties and 7% of the portfolio is represented by retail properties. The light industrial properties are leased for office, office-showroom, warehouse, distribution, research and development, and light assembly purposes. The retail properties are leased to retail merchandise establishments, restaurants and a cinema. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. The Trust's retail property in Denver, Colorado had more than 10% of total revenues of the Trust. Rents and tenant reimbursements related to this retail property were approximately 27%, 29% and 30% of the Trust's total revenues in 1997, 1996 and 1995, respectively.

    In June 1997, the authorized Shares of the Trust were increased by vote of the shareholders from 10,000,000 to 500,000,000 Shares, thus allowing the Trust to initiate a growth strategy. Additionally, the shareholders authorized 50,000,000 Preferred Shares of Beneficial Interest. In October 1997, shareholders of the Trust approved a one-for-five reverse Share split.

    The Trust has qualified as a real estate investment trust ("REIT") for federal income tax purposes since 1985 and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined in the Internal Revenue Code of 1986, as amended (the "Code")) to its shareholders.

    The Trust's executive offices are located at 6210 North Beltline Road, Suite 170, Irving, Texas 75063. The Trust's main telephone number is
(972)756-6000.


BUSINESS OBJECTIVES AND STRATEGY

    The Trust's business objective is to increase shareholder value through opportunistic investments and efficient operations in the light industrial property sector, including office showroom, service center and flex properties, low rise offices, and small bay distribution properties.

    Focus on Light Industrial Properties. The Trust intends to focus on the light industrial sector of the real estate market, believing that this sector offers a number of compelling benefits. The light industrial property sector serves the smaller tenant population and, in many instances, serves as a low cost office space alternative. In general, rents in light industrial office space offer the opportunity for increased returns as suburban office rents rise. The Trust believes that this sector a) is characterized by highly fragmented ownership, b) offers current opportunities to purchase properties at attractive yields and at a discount to replacement cost, and c) has, to date, avoided much of the institutional activity leading to higher prices and lower yields common to many other sectors of the real estate market. The Trust also believes that there are inherent benefits to its strategy of consolidating ownership in this sector, including greater returns through economies of scale and the ability to offer space alternatives to tenants which are not currently available.

    Geographic Focus. The Trust will concentrate its efforts in the Southern and Western regions of the United States with primary target markets in Texas (Dallas, Houston, Austin), California (San Diego, Los Angeles), Arizona (Phoenix, Tucson), Colorado (Denver, Colorado Springs) and Atlanta, Georgia. The Trust also evaluates opportunities in secondary target markets such as Orlando and Tampa, Florida, Charlotte, North Carolina and Washington, D.C. The target markets are characterized by above average economic growth, strong levels of new business formation and favorable supply and demand characteristics.

    Experienced Management. The Trust has seasoned management with extensive experience in all phases of the real estate cycle. Management utilizes research-driven analysis of markets and sub-markets to identify targeted opportunities and intensive due diligence efforts to evaluate the future potential of possible acquisitions. Management has strong acquisition and networking capabilities to identify acquisition opportunities on both a single property and portfolio basis.

    Growth from Acquisitions. The Trust believes that it will be able to acquire properties in the light industrial sector at prices which justify investment. The Trust evaluates potential acquisitions from both a current yield and an internal rate of return perspective. The Trust periodically estimates its cost of capital in an effort to ensure that the internal rate of return on proposed acquisitions exceeds such cost of capital, thereby ensuring that an acquisition will be accretive on an equity basis. The Trust will, on occasion, utilize an operating partnership structure to acquire properties, which offers certain tax advantages to the seller of such properties.

    Growth from Existing Portfolio. The Trust will pursue increases in cash flow from its existing portfolio through intensive management of the portfolio and its customer base. Portfolio management is focused on customer service, leasing the portfolio to stabilized occupancy (generally 94-96%), retaining existing customers and increasing rental rates. In addition, the Trust will seek to control operating expenses and should benefit from economies of scale as its portfolio increases. Although the Trust currently employs third parties for property management and leasing services, it will begin to manage and lease its own properties as it achieves critical mass in individual markets. In addition to cost efficiencies, a direct relationship with the Trust's customers will provide additional opportunities to the Trust. The Trust expects to begin the process of converting to self-management and leasing its properties in the second quarter of 1998.

    Financial Strategy. The Trust's financial strategy seeks to lower its cost of capital through conservative debt levels and through appropriate equity transactions, including private equity placements and/or public equity offerings. The Trust intends to maintain a debt to total market capitalization ratio which will generally not exceed 50%. At December 31, 1997, the Trust's total market capitalization (based upon a December 31, 1997 Share price of $13.625 per Share) was approximately $250 million and the debt to total market capitalization ratio was 46%. On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission (see "Recent Developments" below.)


RECENT DEVELOPMENTS

    From August 29, 1997 through December 31, 1997, the Trust acquired approximately $166.7 million in net real estate properties. From January 1, 1998 through March 11, 1998 the Trust acquired approximately $9.2 million of additional net real estate properties. (See "ITEM 2. Properties" for additional information on these properties):

o On August 29, 1997, the Trust purchased two light industrial properties with a total of 137,400 net rentable square feet ("nrsf") for $6.4 million. The properties are located in suburban areas of Dallas, Texas.

o On October 3, 1997, the Trust, as general partner in a limited partnership, purchased a portfolio of eight properties with 784,590 nrsf located in Dallas and suburban areas of Dallas, Texas. The purchase price of the portfolio was $36.8 million. The purchase price was partially financed by a borrowing of approximately $20.7 million under an acquisition line of credit and the issuance of approximately $2.8 million of limited partnership units in AIP-SWAG Operating Partnership L.P. After satisfaction of certain requirements, each limited partnership unit may be redeemed in exchange for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). In addition, the limited partners received warrants to purchase 40,000 Shares at $17.50 per Share. The warrants expire on October 3, 2000.

o On November 13, 1997, the Trust purchased one property consisting of nine office/warehouse buildings with a total of 286,242 nrsf in Houston, Texas. The Trust borrowed $6.6 million of the $10.7 million purchase price under its acquisition line of credit.

o On December 23, 1997, the Trust purchased a portfolio of five light industrial buildings in Tampa, Florida with 135,198 nrsf for a total consideration of $7.3 million. The Trust borrowed $4.7 million of the purchase price under its acquisition line of credit.

o On December 30, 1997, the Trust purchased a 96,386 nrsf, two building property located in Englewood, Colorado for $7.55 million. The Trust borrowed $4.9 million of the purchase price under its acquisition line of credit.

o On December 31, 1997, the Trust purchased a 69,694 nrsf property located in Carrollton, Texas for $4.75 million. The Trust borrowed $3.3 million of the purchase price under its acquisition line of credit.

o On January 20, 1998, the Trust closed the merger of four real estate limited partnerships into the Trust. As provided in the merger agreements, the transaction was effective as of December 31, 1997. The partnerships were affiliated with USAA Real Estate Company ("Realco"), a significant shareholder of the Trust. As a result of the merger, the Trust acquired ownership of seven office properties totaling 1,010,475 nrsf including three office/research and development properties with 155,824 nrsf and a 55.84% interest in a joint venture owning an office property with 291,424 nrsf. The Trust also acquired two industrial properties with 320,010 nrsf and one retail property with 70,772 nrsf. The total purchase price was approximately $93.1 million, inclusive of costs of the merger. Of this amount, approximately $38.4 million was assumed in debt, $57.9 million was issued in Shares to the former partners and $3.8 million was received in cash, relating to net working capital received. The $38.4 million in debt includes $15 million due to Las Colinas Management Company, an affiliate of Realco, $7.2 million of unsecured debt owed to Realco, and $16.2 million due to third party lenders. The acquisition was accounted for on the purchase method of accounting. Upon completion of the merger, Realco owned 17% of the Trust's outstanding Shares.

o On February 12, 1998, the Trust, through an indirect subsidiary, purchased a 94,304 nrsf office and service center development in Richardson, Texas, a suburb of Dallas, for total consideration of $9.25 million. Of the total consideration, $6,475,000 was borrowed under the Trust's acquisition line of credit and $875,000 of limited partnership units in AIP Operating, L.P. was issued to the seller. After satisfaction of certain requirements, each limited partnership unit may be redeemed in exchange for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share).

o As of March 11, 1998, the Trust has entered into contracts and letters of intent to purchase approximately $44.0 million and $75.0 million in real estate properties, respectively. No assurance can be given that properties currently under contract or letter of intent will be completed or, if completed, that they will be accretive on a per share basis.


   In order to fund its acquisitions, the Trust completed the following equity and/or financing transactions during the period January 1, 1997 through February 25, 1998:

o In July 1997, the Trust completed a $35 million private equity placement of 2,857,143 Shares at $12.25 per Share (of which approximately $32.6 million was funded in July 1997 and $2.4 million in December 1997).

o In October 1997, the Trust obtained a $35 million secured acquisition line of credit from Prudential Securities Capital Corporation. The acquisition line of credit provided for a variable interest rate based on the 30 day LIBOR rate plus 2% and matures in October 1998.

o On December 1, 1997, an unsecured note held by Realco in the amount of $5.4 million was converted into Shares based upon a conversion price of $10.00 per Share.

o In December 1997, the Trust repaid its existing borrowings under the acquisition line of $27.3 million with proceeds from permanent fixed-rate financing with Prudential Mortgage Capital Company LLC. The permanent financing bears an interest rate of 7.25%, amortizes over 30 years, and matures in January 2008. In addition, the acquisition line of credit was replaced with a new $35 million acquisition line of credit from Prudential Securities Capital Corporation with essentially the same terms as the previous line and a maturity in December 1998.

o Effective December 31, 1997, approximately 4.4 million Shares were issued as a result of the merger with four Realco related real estate limited partnerships. The agreed exchange ratio was $13.125 per Share.

o On January 30, 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share.

o In February 1998, two shareholders exercised their preemptive rights and acquired $8.7 million of Shares at $13.625 per Share.

o As of March 11, 1998, the Trust had approximately $23.2 million in outstanding debt under its acquisition line of credit and expects to retire this debt with proceeds from permanent financing.

    On January 29, 1998, the Board of Trust Managers announced a reinstatement of quarterly distributions, declaring a distribution of $0.18 per Share, payable on April 14, 1998 to shareholders of record as of April 3, 1998.

    On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, and unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Company.

    On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. As of March 11, 1998, the Trust had purchased 6,700 Shares in the open market, for an aggregate cost of $89,397.

REVENUE AND LOSS FROM REAL ESTATE OPERATIONS

    The breakdown of revenue and loss from real estate operations for each of the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                                                   1997          1996           1995
                                                                                 --------      --------       --------
Rents and reimbursements from unaffiliated tenants:
Industrial................................................................       $  8,945      $  8,012       $  7,885
Retail....................................................................          3,256         3,308          3,525
                                                                                 --------      --------       --------
Rents and tenant reimbursements...........................................         12,201        11,320         11,410
Interest income...........................................................            546           158            369
                                                                                 --------      --------       --------
Total revenue.............................................................         12,747        11,478         11,779
Property operating expenses...............................................         (4,315)       (4,022)        (3,851)
Depreciation and amortization.............................................         (3,157)       (2,909)        (2,777)
Interest expense..........................................................         (5,778)       (5,901)        (6,485)
Administrative expenses...................................................         (2,504)       (3,378)        (2,404)
Provisions for possible losses on real estate.............................             --            --           (600)
                                                                                 --------      --------       --------
Loss from real estate operations..........................................       $ (3,007)     $ (4,732)      $ (4,338)
                                                                                 ========      ========       ========

GEOGRAPHIC ANALYSIS OF REVENUE

     The geographic breakdown of the Trust's rents and tenant reimbursements for each of the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

             MARKET                        1997         1996        1995
-------------------------------------     -------     -------     -------
TEXAS
     Dallas Industrial (a) ..........     $ 4,454     $ 2,863     $ 2,575
     Houston Industrial (b) .........       1,813       1,461       1,387

CALIFORNIA
     Industrial .....................         947         908         922
     Office (f) .....................          --          --          --

FLORIDA
     Industrial (c) .................          23          --          71
     Retail (f) .....................          --          --          --

COLORADO
     Industrial (g) .................           6          --          --
     Retail .........................       3,256       3,308       3,525

OTHER INDUSTRIAL
     Maryland .......................         630         541         577
     Wisconsin ......................         950         910         906
     Illinois (f) ...................          --          --          --
     Minnesota (d) ..................         122         805         824
     Washington (e) .................          --         524         623

OTHER  OFFICE
     Missouri (f) ...................          --          --          --
     Massachusetts (f) ..............          --          --          --
     Arizona (f) ....................          --          --          --
                                          -------     -------     -------
Total rents and tenant reimbursements     $12,201     $11,320     $11,410
                                          =======     =======     =======

      ---------------------

     (a) One property was purchased in August 1995; two properties were purchased in August 1997; nine properties were purchased in November and December 1997 and one property was sold in December 1997.

     (b)   One property was purchased in November 1997.

     (c) One property was sold in February 1995 and three properties were purchased in December 1997.

     (d) One property was sold in December 1996 and one property was sold in March 1997.

     (e)   The Seattle property was sold in November 1996.

     (f) These properties were purchased effective December 31, 1997 as a result of the merger with four real estate limited partnerships.

     (g)   One property was purchased in December 1997.



COMPETITION

     The Trust owns properties in various markets and sub-markets in ten states (See "ITEM 2. Properties"). The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.


EMPLOYEES

     The Trust currently employs 19 people on a full-time basis. Information regarding executive officers of the Trust is set forth in "ITEM 10. Trust Managers and Executive Officers of the Trust" of Part III of this Form 10-K and is incorporated herein by reference.

     Over time, the Trust expects to internalize the property management and leasing duties which are currently contracted out to third parties. The number of employees is expected to increase as more properties are acquired and as the Trust moves to self management. No employees are presently covered by collective bargaining agreements.


ITEM 2.    PROPERTIES

     As of December 31, 1997, the Trust owned 36 real estate properties consisting of 27 light industrial developments, 7 office buildings, and 2 retail properties. The Trust's light industrial classification includes office showroom, service center and flex properties, low rise offices, and small bay distribution properties. In 1997, the Trust acquired 25 properties and sold two light industrial centers.

     The following tables set forth certain information about the light industrial, office, and retail properties owned as of December 31, 1997, without giving effect to 1998 acquisitions. Based on annualized rental revenues in place as of December 31, 1997, no single tenant would have accounted for more than 10% of the Company's total annualized light industrial, office, and retail revenues for 1997. Rents and tenant reimbursements related to the Trust's retail property in Denver, Colorado were approximately 27% of the Trust's total revenues in 1997.

PROPERTY INFORMATION

                                                                                                                   Net
                                                                                                                 Rentable
                                                                 Acq.             Year               Number        Area
     Property                     Location                       Date          Constructed          Building     (Sq. Ft.)
     --------                     --------                       ----          -----------          --------     ---------
LIGHT INDUSTRIAL PROPERTIES
Avion                            Dallas, TX                      1997             1984                 3          69,694
Beltline Business Ctr            Irving, TX                      1985             1984                 3          59,656
Bowater                          Lakeland, FL                    1997             1989                 1         111,720
Carpenter Center                 Dallas, TX                      1997             1983                 1          44,114
Carrier Place                    Grand Prairie, TX               1997             1984                 1          82,183
Central Park                     Richardson, TX                  1997             1984                 2          70,250
Commerce Center                  Houston, TX                     1997            1971/74               6         286,242
Commerce Park                    Houston, TX                     1985             1984                 2          87,279
Continental Plastic              Elk Grove Village, IL           1997            1963/96               2         208,290
Corporex Plaza I                 Tampa, FL                       1997             1982                 3          93,508
Corporex President's Plaza       Tampa, FL                       1997             1987                 2          41,690
DFW IV                           Grapevine, TX                   1997             1985                 2          73,644
Gateway 5 & 6                    Irving, TX                      1985            1984/85               2          78,786
Huntington Drive                 Los Angeles, CA                 1985            1984/85               2          62,218
Inverness                        Denver, CO                      1997             1980                 2          96,386
Meridian                         Arlington, TX                   1995             1981                 1          72,072
Northgate II                     Dallas, TX                      1985            1982/83               4         235,827
Northgate III                    Dallas, TX                      1997            1979/86               6         257,505
Northwest Business Pk            Milwaukee, WI                   1986            1983/86               3         143,120
Parkway Tech                     Plano, TX                       1997             1984                 1          69,011
Patapsco                         Baltimore, MD                   1985            1980/84               2          95,151
Plaza Southwest                  Houston, TX                     1985            1970/74               5         149,680
Skyway Circle                    Irving, TX                      1997             1981                 1          67,150
Valley View Commerce             Dallas, TX                      1997             1986                 4         137,581
Valwood II                       Carrollton, TX                  1997             1983                 1          52,607
Walnut Oaks                      Dallas, TX                      1997             1984                 4          67,945
Westchase                        Houston, TX                     1985             1983                 2          47,630
                                                                                                --------     -----------

Total Light Industrial Properties                                                                     68       2,860,939
                                                                                                --------     -----------

OFFICE PROPERTIES
1881 Pine Street                 St Louis, MO                    1997             1987                 1         111,047
Apollo Computer (a)              Chelmsford, MA                  1997             1987                 1         291,424
Eastman Kodak                    San Diego, CA                   1997             1987                 1          59,600
Linear Technology                Milpitas, CA                    1997             1986                 1          42,130
Manhattan Towers                 Manhattan Beach, CA             1997             1985                 2         309,484
Skygate Common                   Phoenix, AZ                     1997            1964/73               3         142,696
Systech                          San Diego, CA                   1997             1982                 1          54,094
                                                                                                --------     -----------

Total Office Properties                                                                               10       1,010,475
                                                                                                --------     -----------


RETAIL PROPERTIES
Tamarac                          Denver, CO                      1985            1976/79               2         196,455
Volusia Point                    Daytona Beach, FL               1997             1984                 1          70,772
                                                                                                --------     -----------
Total Retail Properties                                                                                3         267,227
                                                                                                --------     -----------


Total Light Industrial, Office, and Retail
Properties                                                                                            81       4,138,641
                                                                                                ========     ===========

(a) The Trust owns a 55.84% joint venture interest in the property.

TENANT INFORMATION

                                                                                     Average Base
                                                             Percent     Number Of    Rental Rate        Annualized
      Property                   Location                   Leased (a)   Tenants (a)  Per Sq. Ft. (a)    Base Rent
      --------                   --------                   ----------   ---------   ----------------    ----------
LIGHT INDUSTRIAL PROPERTIES                                                                                (000)
Avion                          Dallas, TX                     94.8%          7        $   9.84            $  650
Beltline Business Ctr          Irving, TX                     92.9          25            6.75               374
Bowater                        Lakeland, FL                  100.0           1            3.20               357
Carpenter Center               Dallas, TX                     69.6           6            4.51               138
Carrier Place                  Grand Prairie, TX              96.0          16            4.42               349
Central Park                   Richardson, TX                100.0          10            8.55               601
Commerce Center                Houston, TX                    77.7          29            4.75             1,055
Commerce Park                  Houston, TX                    96.3          10            5.33               448
Continental Plastic            Elk Grove Village, IL         100.0           2            3.60               749
Corporex Plaza I               Tampa, FL                      87.9          22            6.61               543
Corporex President's Plaza     Tampa, FL                      72.7          10            7.51               228
DFW IV                         Grapevine, TX                  91.0           7            5.04               338
Gateway 5 & 6                  Irving, TX                    100.0           7            5.75               453
Huntington Drive               Los Angeles, CA                94.6           5           16.82               990
Inverness                      Denver, CO                    100.0           9            8.01               772
Meridian                       Arlington, TX                 100.0           1            2.31               166
Northgate II                   Dallas, TX                    100.0          13            3.14               740
Northgate III                  Dallas, TX                     92.6          18            4.03               961
Northwest Business Pk          Milwaukee, WI                  83.1          13            5.84               695
Parkway Tech                   Plano, TX                      93.7           8            4.54               293
Patapsco                       Baltimore, MD                  95.7          20            6.52               594
Plaza Southwest                Houston, TX                    84.9          28            4.42               561
Skyway Circle                  Irving, TX                     83.4           5            4.71               264
Valley View Commerce           Dallas, TX                     89.9           6            6.21               769
Valwood II                     Carrollton, TX                100.0           1            4.48               236
Walnut Oaks                    Dallas, TX                     85.6          20            3.87               225
Westchase                      Houston, TX                   100.0          10            5.34               254
                                                          --------   ---------      ----------      ------------

Total Light Industrial Properties                             91.8%        309         $  5.25           $13,803
                                                          --------   ---------      ----------      ------------


OFFICE PROPERTIES
1881 Pine Street               St Louis, MO                   86.0%          3         $ 12.72           $ 1,215
Apollo Computer (b)            Chelmsford, MA                100.0           1            6.86             2,000
Eastman Kodak                  San Diego, CA                  98.7           2           10.44               614
Linear Technology              Milpitas, CA                  100.0           1            9.00               379
Manhattan Towers               Manhattan Beach, CA            98.0           7           12.09             3,670
Skygate Common                 Phoenix, AZ                    89.2           2           14.82             1,887
Systech                        San Diego, CA                 100.0           3           11.25               609
                                                          --------   ---------      ----------      ------------

Total Office Properties                                       96.3%         19         $ 10.66          $ 10,374
                                                          --------   ---------      ----------      ------------


RETAIL PROPERTIES
Tamarac (c)                    Denver, CO                     81.2%         52         $ 13.12          $  2,093
Volusia Point                  Daytona Beach, FL              91.3          18           10.95               708
                                                          --------   ---------      ----------      ------------

Total Retail Properties                                       83.9%         70         $ 12.50          $  2,801
                                                          --------   ---------      ----------      ------------


Total Light Industrial, Office and Retail Properties          92.4%        398         $  7.05          $ 26,978
                                                          ========   =========      ==========      ============

(a)  Based on leases executed on or before December 31, 1997.

(b)  The Trust owns a 55.84% joint venture interest in the property.

(c) The denominator of average base rental rate per square foot calculation for this property includes ground lease income.

INFORMATION BY PROPERTY TYPE

                                   SQUARE FEET (A)                       ANNUALIZED BASE RENT (A)
                            ----------------------------    ---------------------------------------------
                               AMOUNT          PERCENT         AMOUNT            PERCENT         PSF
                               ------          -------         ------            -------         ---
Light Industrial             2,627,419            68.7%     $13,803,000            51.1%     $      5.25
Office                         972,763            25.4       10,374,000            38.5            10.66
Retail                         224,136             5.9        2,801,000            10.4            12.50
                            ----------------------------    ---------------------------------------------
                 Total       3,824,318          100. 0%     $26,978,000           100.0%     $      7.05
                            ============================    =============================================

    (a) Based on leased net rentable square footage as of December 31, 1997. Includes revenues from ground leases.


LEASE EXPIRATION DETAIL

                                                                                                   ANNUALIZED
                     NO. OF                                        ANNUALIZED                       BASE RENT
                     LEASES          SQUARE                       BASE RENT OF                     OF EXPIRING
       YEAR         EXPIRING          FEET          PERCENTAGE   EXPIRING LEASE      PERCENTAGE   LEASES - PSF
       1998              85         454,308            13.0%     $ 2,621,879             9.9%     $      5.77
       1999              89         720,399            20.6        3,788,926            14.3             5.26
       2000             100         943,423            27.0        6,308,587            23.8             6.69
       2001              25         312,806             9.0        2,139,742             8.1             6.84
       2002              48         621,504            17.8        6,505,012            24.5            10.47
       2003               7         156,783             4.5        1,862,806             7.0            11.88
       2004               8         124,496             3.6          684,150             2.6             5.50
       2005               4          10,700             0.3          174,294             0.7            16.29
       2006               2          13,239             0.4           81,429             0.3             6.15
       2007               2         133,300             3.8        2,343,975             8.8            17.58
                   --------     -----------     -----------      -----------     -----------      -----------
            Total       370       3,490,958           100.0%     $26,510,800           100.0%     $      7.59
                   ========     ===========     ===========      ===========     ===========      ===========



SUMMARY LEASE INFORMATION

           SIZE OF
             LEASE                NO. OF              SQUARE
         (SQUARE FEET)            LEASES              FOOTAGE               PERCENTAGE
         -------------           --------            ---------             ------------
           0  -  5,000               236                618,795                  16.2%
       5,001  - 10,000                78                530,876                  13.9
      10,001  - 20,000                44                593,373                  15.5
      20,001  - 50,000                29                814,694                  21.3
      50,000      +                   11              1,266,580                  33.1
                                --------          -------------            ----------
                 Total               398              3,824,318                 100.0%
                                ========          =============            ==========

Based on leases executed on or before December 31, 1997.

MORTGAGE INDEBTEDNESS

                                                           PRINCIPAL             INTEREST      MATURITY         PRINCIPAL DUE
             PROPERTY                                       BALANCE                RATE          DATE           AT MATURITY
             --------                                       -------                ----          ----           -----------
LIGHT INDUSTRIAL PROPERTIES
Beltline Business Ctr                                   $    2,730,629            8.61%(b)       Dec-03       $    2,373,725
Commerce Park                                                2,066,422            8.61 (b)       Dec-03            1,796,333
Gateway 5 & 6                                                2,804,430            8.61 (b)       Dec-03            2,437,880
Huntington Drive                                             4,501,848            8.61 (b)       Dec-03            3,913,439
Meridian                                                     1,143,912            8.61 (b)       Dec-03              994,398
Northgate II                                                 5,092,254            8.61 (b)       Dec-03            4,426,677
Northwest Business Park                                      1,251,318           11.00 (b)       Mar-99            1,216,524
Patapsco                                                     3,062,732            8.61 (b)       Dec-03            2,662,422
Plaza Southwest                                              3,321,035            8.61 (b)       Dec-03            2,886,963
Westchase                                                    1,306,274            8.61 (b)       Dec-03            1,135,539
Mortgage Loan Secured by:                                   27,275,000            7.25 (b)       Jan-08           23,541,148
     Carpenter Center
     Carrier Place
     Commerce Center
     DFW IV
     Northgate III
     Parkway Tech
     Valley View Commerce
     Valwood II
     Walnut Oaks
Acquisition Line Secured by:                                16,725,000            7.72 (c)       Dec-98           16,725,000
     Corporex Plaza I
     Corporex President's Plaza
     Central Park
     Skyway Circle
     Avion
     Inverness
                                                        --------------                                         -------------
Total Light Industrial Properties                       $   71,280,854                                         $  64,110,048
                                                        --------------                                         -------------

OFFICE PROPERTIES
Apollo Computer  (a)                                    $   15,113,227            9.13 (b)       Aug-01        $  14,340,606
Eastman Kodak                                                1,064,787            9.63 (b)       Aug-08                   --
Manhattan Towers                                            15,000,000            9.57 (b)       Mar-98           15,000,000
                                                        --------------                                         -------------
Total Office Properties                                 $   31,178,014                                         $  29,340,606
                                                        --------------                                         -------------

RETAIL PROPERTIES
Tamarac                                                 $   11,767,596            8.40 (b)       Dec-01        $  10,907,186
                                                        --------------                                         -------------

Total Retail Properties                                 $   11,767,596                                         $  10,907,186
                                                        --------------                                         -------------

Total Light Industrial, Office and Retail Properties    $  114,226,464                                         $ 104,357,840
                                                        ==============                                         =============


(a) Trust owns 55.84% joint venture interest in this property.

(b) Interest rate is fixed.

(c) Interest rate is variable based on 30 day LIBOR rate plus 2%. R rate plus 200 basic point

ITEM 3.  LEGAL PROCEEDINGS

     On August 20, 1997, a lawsuit was filed in the Superior Court of the State of Arizona against certain entities, including the Trust, alleging among other things, breaches of fiduciary duty in connection with the transactions contemplated in the Trust's merger with four real estate limited partnerships. The lawsuit was subsequently removed to federal court and has been transferred to the Western District of Texas, San Antonio Division. This lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals. The plaintiffs originally sought to enjoin the merger, but the court denied their request for injunctive relief. Accordingly, the plaintiffs now seek monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action is not expected to have a materially adverse effect on the consolidated financial position or the results of operations of the Trust.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On October 15, 1997, an Annual Meeting of Shareholders was held for purposes of electing eight Trust Managers, approving a one-for-five reverse Share split, approving an amendment to the Employee and Trust Manager Incentive Share Plan to increase the Shares authorized for issuance under the Plan to an amount equal to 10% of outstanding Shares, and to ratify the selection of independent auditors. All proposals were approved by the shareholders. Results of the items voted on are as follows:

1.  Election of Trust Managers

                                             For                   Withheld
                                             ---                   --------
Theodore R. Bigman                       19,360,522                234,699
William H. Bricker                       19,336,871                258,350
T. Patrick Duncan                        19,362,661                232,560
Robert E. Giles                          19,362,761                232,460
Edward B. Kelley                         19,363,461                231,760
Stanley J. Kraska, Jr.                   19,360,881                234,340
Russell C. Platt                         19,361,881                233,340
Charles W. Wolcott                       19,190,036                405,184

2.  Approval of a One-for- Five Reverse Share Split

                         For               Against                Abstain
                         ---               -------                -------
                     18,561,352            744,911                288,958

3.  Amendment to Employee and Trust Manager Incentive Share Plan

                         For               Against                Abstain
                         ---               -------                -------
                     16,207,954            797,623                344,811

4.  Ratification of Ernst & Young LLP as Independent Auditors

                         For               Against                Abstain
                         ---               -------                -------
                     19,453,799             68,270                73,151

     On December 12, 1997, a Special Meeting of Shareholders was held for the approval of the issuance of up to $75 million of Shares in a private placement of securities. This proposal was approved by the shareholders by the following vote: 3,479,060 for, 25,120 withheld, and 7,280 abstained.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND." The following table sets forth for the periods indicated the high and low closing sales price of the Trust's Shares, and the cash distributions declared per Share:

        QUARTER ENDED                 HIGH                 LOW        DISTRIBUTIONS
        -------------                 ----                 ---        -------------
December 31, 1997 ............     $     15  5/16     $     13  1/4     $    .00
September 30, 1997 (a) .......           15 15/16           14  3/8          .00

June 30, 1997 (a) ............           15  5/8            11   7/8         .00
March 31, 1997 (a) ...........           13  3/4            11   1/4         .00


December 31, 1996 (a) ........           11  7/8             9   3/8         .00
September 30, 1996 (a) .......           10                  8   1/8         .00
June 30, 1996 (a) ............            9  3/8             6   7/8         .00
March 31, 1996 (a) ...........           11  1/4             6   7/8         .20

    (a) On October 15, 1997, the Trust's shareholders approved a one-for-five reverse Share split. All Share amounts have been restated to reflect the impact of this reverse Share split.

     On January 29, 1998, the Trust's Board of Trust Managers announced a reinstatement of quarterly cash distributions to shareholders and declared a distribution of $0.18 per Share, payable on April 14, 1998 to shareholders of record as of April 3, 1998. Future quarterly distributions will be at the discretion of the Board of Trust Managers.

     As of March 11, 1998, the closing sale price per Share on the NYSE was $13 3/8. On such date, there were 11,151,313 outstanding Shares held by 10,995 shareholders of record.

     On December 1, 1997, Realco converted the Trust's $5.4 million unsecured note into 544,961 Shares, at a conversion price of $10.00 per share. The issuance of Shares is claimed to be exempt from registration under the Securities Act by virtue of the provisions of Section 3(a)(9) of the Securities Act of 1933 (the "Securities Act").

     On December 1, 1997, Morgan Stanley Asset Management, Inc. purchased 199,169 Shares for $12.25 per share. The issuance of Shares is claimed to be exempt from registration under the Securities Act by virtue of the provisions of
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1997. This information should be read in conjunction with the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                    1997           1996            1995           1994           1993
                                                    ----           ----            ----           ----           ----
                                                              (in thousands except share and per share data)
OPERATING DATA:
   Total revenues ...........................     $  12,747      $  11,478      $  11,799       $  11,226   $  10,641
   Loss from real estate operations (a) .....        (3,007)        (4,732)        (4,338)         (4,311)     (5,121)
   Net income (loss)  (a) ...................         1,799          1,255         (4,584)         (4,655)     (7,867)
   Per share (Basic and Diluted):  (b)
     Loss from real estate operations  (a) ..     $   (0.91)     $   (2.60)     $   (2.40)      $   (2.35)  $   (2.85)
     Net income (loss)  (a) .................          0.54           0.70          (2.55)          (2.55)      (4.35)
     Distributions paid .....................            --           0.20           0.20              --        0.80
BALANCE SHEET DATA:  (C)
   Total assets .............................     $ 258,395      $  78,936      $  89,382      $   92,550   $  88,297
   Total debt ...............................       121,426         53,216         62,815          65,613      57,078
   Shareholders' equity .....................       121,771         22,683         19,248          24,196      28,851

  (a) Loss from operations and net loss for 1994 and 1995 include provisions for possible losses on real estate of $650 and $600, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Trust" for a discussion of extraordinary gains (losses) of $2,643, $5,810, $(55), $(344), and $(2,530) in 1997, 1996, 1995, 1994 and 1993,
              respectively.

  (b) The Trust has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share and has restated earnings per share amounts in accordance therewith. Diluted earnings per share is the same as basic earnings per share as the Trust has a loss from operations in each period presented. In addition, amounts have been restated to reflect the one-for-five reverse Share split approved by the Trust's shareholders on October 15, 1997.

  (c) The Trust acquired $166.7 million in assets in 1997 and incurred or assumed $75.2 million in new debt related to these acquisitions. Net proceeds for the private placements of Shares totaled approximately $34.0 million in 1997. Shares valued at $57.9 million were issued in the merger with four real estate limited partnerships. The substantial majority of these transactions occurred during the latter part of the fourth quarter of 1997, and, as a result, did not materially impact the results of operations for 1997.

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

RESULTS OF OPERATIONS

     Comparison of 1997 to 1996

     During 1997, the Trust completed acquisitions with an aggregate purchase price of $166.7 million. The majority of these acquisitions occurred during the latter part of the fourth quarter of 1997 and, as a result, did not materially impact the results of operations for 1997. The Trust's weighted average property square footage increased from 1,577,000 in 1996 to 1,687,000 in 1997, an increase of 7.0%. Property revenues increased 7.8% to $12,201,000 in 1997 from $11,320,000 in 1996, and net operating income increased 8.1% to $7,886,000 in 1997 from $7,298,000 in 1996 as a result of these acquisitions. On a same property basis, property revenues increased from $9,422,000 in 1996 to $9,814,000 in 1997, an increase of 4.2.%, comprised of a 7.3% increase in revenue related to industrial properties and a 1.6% decrease in revenue at the Trust's retail property in Denver, Colorado. The decrease in revenue at the Trust's retail property stemmed principally from slower than anticipated leasing of vacancies and higher tenant rollover. The sale of two properties in 1997, one in the first quarter and one in the fourth quarter, resulted in a net decrease in 1997 combined property revenue of $229,000 and a net increase in net operating income of $141,000 when compared to 1996. Overall leased occupancy of the Trust's portfolio was 92.4% at

December 31, 1997 compared to 94.2% at December 31, 1996, reflecting lower occupancy rates of certain properties acquired during the fourth quarter of 1997.

     On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased from $5,987,000 in 1996 to $6,209,000 in 1997, an increase of 3.7%. This overall increase is comprised of an 8.0% increase related to industrial properties and a 5.2% decrease related to the Trust's retail properties. The decrease in the Trust's retail properties is a result of the decrease in revenue explained above, as well as increase in expenses due to higher repairs and maintenance costs. Same property operating expenses increased11 by 4.9%, primarily as a result of higher property taxes.

     Loss from operations decreased from $4,732,000 in 1996 to $3,007,000 in 1997 as a result of the increase in net operating income explained above, an increase in interest income of $388,000 (due to the private equity placements in 1997 of approximately $35 million), a decrease in total interest expense of $123,000 (due to the paydown of debt during late 1996 and 1997 as offset by an accrual of $1,022,000 of interest expense related to the conversion of certain debt to equity in December 1997), a decrease in Trust administration and overhead expenses of $874,000 (due to the conclusion of shareholder litigation in 1996 as offset by higher general costs due to the increased activity of the Trust in 1997), and an increase in depreciation and amortization of $248,000 (due to the acquisition of properties during the fourth quarter of 1997).

     During 1997 and 1996, the Trust recognized extraordinary gains on extinquishment of debt of $2,643,000 ($0.80 per Share) and $5,810,000 ($3.20 per Share), respectively, resulting from the settlement of litigation. During 1997, the Trust sold two properties for a total gain of $2,163,000 ($0.65 per Share) compared to the sale of two properties for a total gain $177,000 ($0.10 per Share) in 1996.


     Comparison of 1996 to 1995

     The sale of two properties in late 1996 and the purchase of a property in August 1995 resulted in a net decrease in 1996 property revenue and net operating income of $67,000 and $51,000, respectively, when compared to 1995. On a same property basis, property revenues decreased from $10,209,000 in 1995 to $10,186,000 in 1996, a decrease of 0.2% comprised of a 2.9% increase in revenue related to industrial properties and a 6.2% decrease in revenue at the Trust's retail property. The decrease in revenue at the Trust's retail property stemmed principally from lower percentage rents ($115,000), slower leasing of vacancies, and is partially attributable to the opening of a new regional mall in Denver during the third quarter of 1996. Overall leased occupancy of the Trust's portfolio was 94.2% at December 31, 1996 compared to 93.7% at December 31, 1995.

     On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) decreased from $6,704,000 in 1995 to $6,494,000 in 1996, a decrease of 3.1%. This overall decrease is comprised of a 0.5% increase related to industrial properties and a 10.7% decrease related to the Trust's retail property. The decrease in the Trust's retail property is a result of the decrease in revenue explained above. Same property operating expenses increased by 5.3%, reflecting an increase in repairs and maintenance expenses and tenant refit costs of $98,000 in 1996. On the same property basis, loss from operations increased from $4,964,000 in 1995 to $5,351,000 in 1996 (see following explanation).

     Loss from operations increased from $4,338,000 in 1995 to $4,732,000 in 1996 as a result of the decrease in net operating income explained above, a decrease in total interest expense of $584,000 (due to the larger accrual of default rate interest on the MLI Notes in 1995), the provision of $600,000 for possible losses on real estate in 1995, an increase in litigation, refinancing and proxy costs of $568,000 (due to the shareholder litigation in 1996), an increase in Trust administration and overhead expenses of $406,000 (due to the accrual of $240,000 in incentive compensation, higher legal fees and increased Trust Manager compensation in 1996), and a decrease in interest income (due to higher invested balances in 1995 from the nonpayment of interest to the Trust's unsecured lender).

     During 1996, the Trust sold two industrial properties and recognized a gain on sale of $177,000 ($0.10 per Share) compared to the sale of one property in 1995 resulting in a loss on sale of $191,000 ($0.10 per Share). In 1996, the Trust recognized an extraordinary gain on extinguishment of debt of $5,810,000, or $3.20 per share, pursuant to settlement of litigation.


     Analysis of Cash Flows

     Comparison of 1997 to 1996

     Cash flow used in operating activities in 1997 was $945,000. This is primarily the net result of property operations, interest expense, administrative expenses, and an increase in restricted cash as a result of the Trust's property acquisitions and financings in 1997. Other assets increased $1,487,000 and restricted cash increased $1,019,000 in 1997. In addition, administrative expenses includes $439,000 in litigation and proxy costs which management believes is of a non-recurring nature. Management believes that, in the future, cash flow provided by operations will increase due to the elimination of such non-recurring items and the Trust's plans to pursue a growth strategy.

     Cash flow used in investing activities in 1997 was $61,898,000, representing proceeds from the sale of two properties of $7,129,000, amounts expended on the acquisition of real estate and related working capital totaling $67,116,000, and capitalized expenditures of $1,911,000.

     Cash flow provided by financing activities in 1997 was $70,516,000. This amount reflects proceeds from the mortgage financing on fifteen properties of $44,001,000, proceeds from the private placements of Shares in July 1997 and December 1997 for net proceeds of $33,481,000 and principal repayments on mortgage and notes payable totaling approximately $6,340,000.


     Funds from Operations

     In March 1995, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") issued its White Paper on Funds from Operations ("FFO") which clarified the treatment of certain items in determining FFO and recommended additional supplemental disclosures. The Trust has adopted the recommendations of NAREIT and restated its FFO calculation for prior years. The NAREIT definition of FFO is net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the non-recurring interest accrual related to the expected future conversion of the modified notes held by Realco into Shares or the default rate interest accrued on its $45.2 million in unsecured notes payable in the determination of FFO. Funds Available for Distribution ("FAD") is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects recurring capital expenditures.

     The Trust characterizes its capital expenditures as recurring and nonrecurring. Recurring capital expenditures include 1) tenant improvements and leasing commissions, which include improvements and prepaid leasing commissions related to new and renewing tenants; 2) capital repairs and replacements, which extend the useful life of an asset, such as roofs or parking lots; and 3) corporate fixed assets, which are primarily related to corporate furniture, fixtures and equipment. Nonrecurring capital expenditures include 1) initial capital expenditures, which are costs identified at the time of property acquisition as costs required to bring the property to intended leasable condition at the acquisition date; and 2) expansions and renovations, which are expenditures resulting in additions to leasable square footage or major renovations which are revenue enhancing.

     A summary of capital expenditures for each of the three years ended December 31, 1997 is a follows:

                                                           1997                 1996                1995
                                                    -------------------    -----------------  -----------------
                                                      AMT       PSF(a)       AMT      PFS(a)    AMT      PFS(a)
                                                      ---       ---          ---      ---       ---      ---
Recurring capital
expenditures:
      Tenant improvements and leasing
            commissions (b) .................       $ 1,469     $ 0.87      $  958    $ 0.61   $  802   $  0.59
      Capital repairs and replacements ......           203       0.12         189      0.12       47      0.03
      Corporate fixed assets ................           234       0.14          16      0.01       --        --
                                                    -------     ------      ------    ------   ------   -------
            Total ...........................         1,906       1.13       1,163      0.74      849      0.62
                                                    -------     ------      ------    ------   ------   -------

Nonrecurring capital expenditures:
      Initial capital expenditures ..........             5         --          --        --       --        --
      Expansions and renovations ............            --         --         209      0.13      174      0.13
                                                    -------     ------      ------    ------   ------   -------
            Total ...........................             5         --         209      0.13      174      0.13
                                                    -------     ------      ------    ------   ------   -------
Total .......................................       $ 1,911     $ 1.13      $1,372    $ 0.87   $1,023   $  0.75
                                                    =======     ======      ======    ======   ======   =======

(a) Based on weighted average square feet owned of 1,687,000 in 1997, 1,577,000 in 1996, and 1,358,000 in 1995.

(b) 1997 amounts reflect $350,000 related to merger with four real estate limited partnerships.



     The Trust believes FFO and FAD are appropriate measures of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO and FAD presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definition. FFO and FAD should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of the Trust's operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

     The following table shows the Trust's cash flows from its operating, investing, and financing activities prepared in accordance with generally accepted accounting principles:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                1997              1996           1995
                                             -----------     -------------    ----------
                                                             (in thousands)
Net cash provided by
(used in) operating activities .........     $     (945)     $   (5,658)     $    3,848

Net cash provided by
(used in) investing activities .........        (61,898)          5,173             144

Net cash provided by
(used in) financing activities .........         70,516          (3,199)         (3,217)

FFO and FAD are calculated as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                 1997          1996         1995
                                                                                ------       -------      --------
                                                                                          (in thousands)
NET INCOME (LOSS) .........................................................     $ 1,799      $ 1,255      $(4,584)
      Exclude effects of:
            Extraordinary (gain) loss on extinguishment of debt ...........      (2,643)      (5,810)          55
            (Gain) loss on sales of real estate  ..........................      (2,163)        (177)         191
            Provision for possible losses on real estate ..................          --           --          600

            Real estate depreciation and amortization ...........          3,144           2,890           2,771
            Default rate interest ...............................             --             369             724
            Non-recurring interest accrual assuming future
                   conversion of debt to equity .................          1,022              --              --
                                                                      ----------      ----------      ----------
Funds from Operations ...........................................     $    1,159      $   (1,473)     $     (243)
                                                                      ==========      ==========      ==========
Funds from Operations ...........................................     $    1,159      $   (1,473)     $     (243)
             Tenant improvements and leasing  commissions .......         (1,469)           (958)           (802)
             Capital repairs and replacements ...................           (203)           (189)            (47)
             Corporate fixed assets .............................           (234)            (16)             --
             Non-cash effect of straight-line rents on FFO ......             71             193             161
                                                                      ----------      ----------      ----------
Funds available for distribution ................................     $     (676)     $   (2,443)     $     (931)
                                                                      ==========      ==========      ==========

Weighted average Shares outstanding (a) .........................        3,316.8         1,821.6         1,815.1

(a) The number of Shares outstanding have been restated to reflect the impact of the one- for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.

YEAR 2000 ISSUES

     Some of the Trust's older computer software was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Trust has begun a review of its operations to identify areas of risk associated with its computer systems functioning properly with respect to dates in the year 2000 and thereafter. Management believes that the Trust utilizes Year 2000 compliant hardware and systems for its internal use. Although the Trust is not aware of any Year 2000 problems with third parties that provide services to the Trust, management is preparing surveys for its vendors to identify whether such problems exist. The Trust is also reviewing all properties which may use date sensitive software in elevators and heating and cooling equipment to confirm no problem exists. Although a potential area of significant exposure to the Trust is the contracting to third parties of property management and leasing services, the Trust utilizes thirty-day cancelable contracts and, should a material risk arise with respect to the Year 2000 problem, anticipates terminating the contract and hiring a new vendor. In addition, the Trust currently plans to transition to self-management and leasing of its own properties, thereby significantly eliminating the use of third parties for leasing and management. Although management does not currently believe that the effect of the Year 2000 problem will have a material impact on the Trust, there is no guarantee that unforeseen circumstances will not arise which could cause a material adverse effect upon the Trust's operations.


LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. As of December 31, 1997, the Trust had $11.7 million in unrestricted cash.

     In order to fund its growth strategy, the Trust entered into several equity transactions during 1997 and 1998. In July 1997, the Trust sold $35 million of Shares for $12.25 per Share in a private placement. This amount was funded in July 1997 with the exception of approximately $2.4 million, which was funded in December 1997. On December 1, 1997, pursuant to an earlier agreement, an unsecured note in the amount of $5.4 million was converted to Shares based upon $10.00 per Share. Effective December 31, 1997, approximately 4.4 million Shares were issued as a result of the Trust's merger with four real estate limited partnerships. The agreed exchange ratio was $13.125 per Share. In January 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share. In February 1998, two shareholders exercised their preemptive rights and acquired $8.7 million of Shares at $13.625 per Share. The Trust expects to continue to access the equity markets through private and public offerings to generate capital in order to continue to meet its obligations and its acquisition strategy.

     During 1997, the Trust also initiated debt transactions as a means of sourcing capital with which to acquire properties. In October 1997, the Trust entered into a $35 million secured acquisition line with Prudential Securities Capital Corporation. The acquisition line currently provides for a variable interest rate based on the 30 day LIBOR rate plus 2% and a December 1998 maturity. The Trust utilizes this line, which limits borrowing to 70% of the value of the properties acquired, to fund acquisitions and anticipates the repayment of this borrowing with proceeds from future equity fundings or permanent debt financings. In December 1997, the Trust retired the existing borrowings under the acquisition line of $27.3 million with proceeds from fixed-rate financing. Terms of the financing included an interest rate of 7.25%, 30 year amortization and a maturity in January 2008.

     At December 31, 1997, the Trust had $114.2 million in mortgage debt outstanding, of which approximately $97.5 million was represented by fixed rate debt with a weighted average interest rate of 8.47%, and $16.7 million was represented by floating rate debt with an interest rate at December 31, 1997 of 7.72%. The Trust also assumed $7.2 million of unsecured debt with an interest rate at December 31, 1997 of 9.0% in the merger with four real estate limited partnerships. At December 31, 1997, the Trust's total market capitalization (based upon a December 31, 1997 share price of $13.625 per Share) was approximately $250 million. Based upon this amount, the Trust's debt to total market capitalization at December 31, 1997 was 46%. The Trust intends to lower this ratio in the future through additional equity placements and future purchases of real estate properties with less leverage.

     On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions with funds generated by the operations of its real properties. Should such funds not cover these needs, the possibility of future distributions may be reduced or eliminated. The Trust currently intends to maintain a debt to total market capitalization ratio which is generally less than 50%. The Trust may increase this leverage in order to fund growth opportunities in anticipation of reducing this leverage through future equity offerings. Should the Trust be unable to complete anticipated equity offerings, the risk of financial default would increase.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 15% to 25% of the Trust's tenants and related revenue annually. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $1,911,000 in the year ended December 31, 1997, compared to $1,372,000 in the year ended December 31, 1996. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures. No capital improvements or renovations, other than initial capital expenditures, of significance are anticipated in the near future for any of the Trust's properties. Initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition, are estimated at $6,500,000 at December 31, 1997. Of this amount, approximately $3,200,000 was related to properties acquired in the merger with four real estate limited partnerships and was part of the cash consideration received by the Trust in the merger.

     On January 29, 1998, the Trust announced a reinstatement of quarterly distributions to shareholders and declared an $0.18 per Share distribution payable on April 14, 1998 to shareholders of record on April 3, 1998. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $33.9 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout required by the Internal Revenue Code of 95% of taxable income. However, the Trust intends to follow a distribution policy which targets a payout between 65% and 75% of FFO.

     On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Company.

     On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. As of March 11, 1998, the Trust had purchased 6,700 Shares in the open market, for an aggregate cost of $89,397.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedule appearing on Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

     Certain information required by Part III is omitted from this Form 10-K in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


ITEM 10.   TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's Trust Managers required by this
Item is incorporated by reference from the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in May 1998. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in May 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in May 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's Proxy Statement to be filed with the Commission for its annual shareholders' meeting to be held in May 1998.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedule:

         See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Form 10-K

         (3)  Exhibits:

  EXHIBIT NO.     DOCUMENT
  -----------     ---------
      2.1         Form of Amended and Restated Agreement and Plan of Merger,
                  dated as of June 30, 1997, by and between the Trust and each of USAA Real Estate Income Investments I, A California Limited
                  Partnership, USAA Real Estate Income Investments II Limited
                  Partnership, USAA Income Properties III Limited Partnership
                  and USAA Income Properties IV Limited Partnership (Included as
                  Annex I to the Joint Proxy Statement/ Prospectus of the Trust
                  included in Form S-4, Registration No. 333-31823)

      2.2         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit
                  Industrial Properties Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of August 8, 1997, (iv) Fourth Amendment to
                  Purchase Agreement dated as of August 12, 1997, and (v) Fifth
                  Amendment to Purchase Agreement dated as of October 2, 1997
                  (Incorporated herein by reference from Exhibit 2.1 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.3         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit 1995
                  Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of August 8, 1997, and (iv) Fourth
                  Amendment to Purchase Agreement dated as of August 12, 1997
                  (Incorporated herein by reference from Exhibit 2.2 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.4         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit VV 1995
                  Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of July 31, 1997, (iv) Fourth Amendment to
                  Purchase Agreement dated as of August 12, 1997, and (v) Fifth
                  Amendment to Purchase Agreement dated as of October 2, 1997
                  (Incorporated herein by reference from Exhibit 2.3 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.5         Purchase Agreement dated as of June 30, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit VV Land
                  1995 Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of July 31, 1997, and (iv) Fourth Amendment to Purchase Agreement dated as of August 12, 1997
                  (Incorporated herein by reference from Exhibit 2.4 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.6 Purchase and Sale Agreement dated as of September 24, 1997 by and between Midway/Commerce Center Limited Partnership, as
                  Seller, and American Industrial Properties REIT, as Buyer
                  (Incorporated herein by reference from Exhibit 2.1 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      2.7         First Amendment to Purchase and Sale Agreement dated as of
                  October 22, 1997 by and between Midway/Commerce Center Limited
                  Partnership and American Industrial Properties REIT
                  (Incorporated herein by reference from Exhibit 2.2 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      2.8         Second Amendment to Purchase and Sale Agreement dated as of
                  October 31, 1997 by and between Midway/Commerce Center Limited
                  Partnership and American Industrial Properties REIT
                  (Incorporated herein by reference from Exhibit 2.3 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      3.1 Third Amended and Restated Declaration of Trust (Incorporated by reference from Exhibit 3.1 to Form S-4 of the Trust dated
                  July 22, 1997; Registration No. 33-31823)

      3.2 Fifth Amended and Restated Bylaws (Incorporated herein by reference from the Trust's Form 8-K dated January 29, 1998;
                  File No. 1-09016)

      4.1         Indenture dated November 15, 1985, by and between American
                  Industrial Properties REIT (the "Trust") and IBJ Schroder Bank
                  & Trust Company (Incorporated herein by reference from Exhibit
                  10.4 to Form S-4 of American Industrial Properties REIT, Inc.
                  ("AIP Inc.") dated March 16, 1994; Registration No. 33-74292)

      4.2 Form of Common Share Certificate (Incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4 of the Trust filed October 28, 1997; Registration No. 333-31823)

      10.1 Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.1 to Form S-4 of the Trust dated July 22,
                  1997; Registration No. 333-31823)

      10.2 Employee and Trust Manager Incentive Share Plan (Incorporated by reference from Exhibit 10.2 to Form S-4 of the Trust dated
                  July 22, 1997; Registration No. 333- 31823)

      10.3 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.7 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.4 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.8 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.5 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and LaSalle Advisors Limited Partnership as Agent for and for the benefit of a particular client
                  (Incorporated herein by reference from Exhibit 10.9 to Form
                  8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.6 Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of particular clients and LaSalle Advisors Limited Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.6 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.7 Common Share Purchase Agreement dated as of June 20, 1997, by and among the Trust, MS Real Estate Special Situations, Inc.
                  ("MSRE") and Morgan Stanley Asset Management, Inc. ("MSAM") as agent and attorney-in-fact for specified clients (the "MSAM
                  Purchasers") (Incorporated herein by reference from Exhibit
                  10.5 to Form 8-K of the Trust dated July 22, 1997; File No.
                  1-9016)

      10.8 Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the MSAM
                  Purchasers (Incorporated herein by reference from Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997; File No. 1-9016)

      10.9        Renewal, Extension, Modification and Amendment Agreement dated
                  February 26, 1997, executed by the Trust in favor of USAA Real
                  Estate Company ("Realco") (Incorporated herein by reference from Exhibit 10.1 to Form 8-K of the Trust dated March 4,
                  1997; File No. 1-9016)

     10.10 Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP (Incorporated by reference from Exhibit 99.7 to Form 8-K of the Trust dated December 23,
                  1996; File No. 1-9016)

     10.11 Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated December 23,
                  1996; File No. 1-9016)

     10.12 Registration Rights Agreement dated as of December 20, 1996, by and between the Trust and Realco, as amended (Incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)

     10.13 Registration Rights Agreement dated as of December 19, 1996, by and between the Trust and Realco (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated
                  December 23, 1996; File No. 1-9016)

     10.14 401(k) Retirement and Profit Sharing Plan (Incorporated herein by reference from Exhibit 10.5 to Amendment No. 1 to Form S-4 of AIP, Inc. dated March 4, 1994; Registration No. 33-74292)

     10.15        Amendments to 401(k) Retirement and Profit Sharing Plan
                  (Incorporated herein by reference from Exhibit 10.4 to Form
                  10-K of the Trust dated March 27, 1995)

     10.16        Settlement Agreement by and between American Industrial
                  Properties REIT, Patapsco #1 Limited Partnership, Patapsco #2
                  Limited Partnership, The Manufacturers Life Insurance Company and The Manufacturers Life Insurance Company (U.S.A.) dated as of May 22, 1996 (incorporated herein by reference from Exhibit
                  99.1 to Form 8-K of the Trust dated May 22, 1996; File No.
                  1-9016)

     10.17        Agreement and Assignment of Partnership Interest, Amended and
                  Restated Agreement and Certificate of Limited Partnership and
                  Security Agreement for Patapsco Center -- Linthicum Heights,
                  Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 1 to Form S-4 of AIP Inc. dated March 4,
                  1994; Registration No. 33- 74292)

     10.18 Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and
                  AMRESCO Capital Corporation as Payee (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated
                  November 22, 1994; File No. 1-9016)

     10.19        Mortgage, Deed of Trust and Security Agreement dated November
                  15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital
                  Corporation (incorporated herein by reference from Exhibit
                  99.2 to Form 8-K of the Trust dated November 22, 1994; File
                  No. 1-9016)

     10.20        Loan Modification Agreement modifying the Note dated November
                  15, 1994 in the original principal amount of $12,250,000
                  (incorporated herein by reference from Exhibit 99.2 to Form
                  8-K of the Trust dated June 23, 1995; File No. 1-9016)

     10.21 Note dated November 15, 1994 in the original principal amount of $2,150,000 with AIP Properties #2 L.P. as Maker and AMRESCO
                  Capital Corporation as Payee (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 22,
                  1994; File No. 1-9016)

     10.22        Mortgage, Deed of Trust and Security Agreement dated November
                  15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital
                  Corporation (Incorporated herein by reference from Exhibit
                  99.4 to Form 8-K of the Trust dated November 22, 1994; File
                  No. 1-9016)

     10.23        Loan Modification Agreement modifying the Note dated November
                  15, 1994 in the original principal amount of $2,250,000
                  (Incorporated herein by reference from Exhibit 99.1 to Form
                  8-K of the Trust dated June 23, 1995; File No. 1-9016)

     10.24        Promissory Note dated November 25, 1996, by and between AIP
                  Inc. and Realco (Incorporated herein by reference from Exhibit
                  No. 99.5 to Form 8-K of the Trust dated December 23, 1996;
                  File No. 1-9016)

     10.25 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Huntington Drive Center) (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.26 Note dated November 15, 1996 in the original principal amount of $4,575,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Huntington Drive Center)
                  (Incorporated herein by reference from Exhibit 99.2 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.27 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Patapsco Industrial Center) (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.28 Note dated November 15, 1996 in the original principal amount of $3,112,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Patapsco Industrial
                  Center) (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.29 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Woodlake Distribution Center)
                  (Incorporated herein be reference from Exhibit 99.5 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.30 Note dated November 15, 1996 in the original principal amount of $1,537,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Woodlake Distribution
                  Center) (Incorporated herein by reference from Exhibit 99.6 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.31 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (All Texas properties except Woodlake)
                  (Incorporated herein by reference from Exhibit 99.7 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.32 Note dated November 15, 1996 in the original principal amount of $1,162,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Meridian Street
                  Warehouse) (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.33 Note dated November 15, 1996 in the original principal amount of $2,775,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Beltline Business
                  Center) (Incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.34 Note dated November 15, 1996 in the original principal amount of $3,375,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Plaza South)
                  (Incorporated herein by reference from Exhibit 99.10 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.35 Note dated November 15, 1996 in the original principal amount of $2,100,00 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Commerce North Park)
                  (Incorporated herein by reference from Exhibit 99.11 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.36 Note dated November 15, 1996 in the original principal amount of $2,850,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Gateway 5 & 6)
                  (Incorporated herein by reference from Exhibit 99.12 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.37 Note dated November 15, 1996 in the original principal amount of $5,175,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Northgate II)
                  (Incorporated herein by reference from Exhibit 99.13 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.38 Note dated November 15, 1996 in the original principal amount of $1,327,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Westchase Park)
                  (Incorporated herein by reference from Exhibit 99.14 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.39 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and Charles W. Wolcott (Incorporated herein by reference from Exhibit 10.12 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.40 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and Marc Simpson (Incorporated herein by reference from Exhibit 10.13 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.41 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and David B. Warner (Incorporated herein by reference from Exhibit 10.14 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.42        Amendment No. 1 to Share Purchase Agreement dated as of
                  December 13, 1996 by and between the Trust and Realco
                  (Incorporated herein by reference from Exhibit 10.2 to Form
                  8-K of the Trust dated March 4, 1997; File No. 1-9016)

     10.43 Bonus and Severance Agreement dated May 12, 1997, by and between the Trust and Lewis D. Friedland (Incorporated herein by reference from Exhibit 10.43 to Amendment No. 3 to Form S-4 of the Trust filed October 28, 1997; Registration No.
                  333-31823)

     10.44 Common Share Purchase dated as of January 29, 1988, by and between American Industrial Properties REIT and Praedium II
                  Industrial Associates LLC (Incorporated herein by reference from Exhibit 10.1 to Form 8-K of the Trust dated January 29,
                  1998; File No. 1-09016)

     10.45 Registration rights Agreement dated as of January 29, 1998, by and between American Industrial Properties REIT and Praedium
                  II Industrial Associates LLC (Incorporated herein by reference from Exhibit 10.2 to Form 8-K of the Trust dated January 29,
                  1998; File No. 1-09016)

     10.46        Agreement dated as of January 29, 1998, by and among American
                  Industrial Properties REIT, USAA Real Estate Company,
                  ABKB/LaSalle Securities Limited Partnership (as Agent for and for the benefit of particular clients), MS Real Estate Special
                  Situations, Inc. and Morgan Stanley Asset Management Inc.
                  (Incorporated herein by reference from Exhibit 10.3 to Form
                  8-K of the Trust dated January 29, 1998; File No. 1-09016)

     10.47        Contribution and Exchange Agreement dated as of September 25,
                  1997 among Shidler West Investment Corporation, AIP-SWAG
                  Operating Partnership, L.P. and the Trust (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.48 Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment Corporation and AIP-SWAG Operating Partnership, L.P. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.49        Amended and Restated Agreement of Limited Partnership of
                  AIP-SWAG Operating Partnership, L.P. dated as of October 3,
                  1997 (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.50        Warrant Agreement dated as of October 3, 1997 between American
                  Industrial Properties and Shidler West Acquisition Company,
                  LLC (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.51        Warrant Agreement dated as of October 3, 1997 between the
                  Trust and AG Industrial Investors, L.P.(Incorporated herein by reference from Exhibit 99.5 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.52 Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company, LLC
                  (Incorporated herein by reference from Exhibit 99.6 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.53 Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                  (Incorporated herein by reference from Exhibit 99.7 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.54 Credit Agreement dated as of October 3, 1997 between the Trust and AIP-SWAG Operating Partnership, L.P., as Borrower, and
                  Prudential Securities Credit Corporation, as Lender
                  (Incorporated herein by reference from Exhibit 99.9 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.55        Credit Agreement dated as of October 3, 1997 between American
                  Industrial Properties REIT and AIP-SWAG Operating Partnership,
                  L.P., as Borrower, and Prudential Securities Credit
                  Corporation, as Lender (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated October 3, 1997;
                  File No. 1-9016)

     10.56        Contract of Sale by and between Nationwide Life Insurance
                  Company and ALCU Investments, Inc. (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998;
                  File No. 1-09016)

     10.57 Assignment of Contract of Sale dated as of February 11, 1998, by and among Nationwide Life Insurance Company, ALCU
                  Investments, Inc., and AIP Operating, L.P. (Incorporated herein by reference from the Trust Form 8-K/A dated February
                  11, 1998; File No. 1-09016)

     10.58        Contribution and Exchange Agreement dated as of January 29,
                  1998, by and among ALCU Investments, Ltd., AIP Operating,
                  L.P., and American Industrial Properties REIT. (Incorporated herein by reference from the Trust Form 8-K/A dated February
                  11, 1998; File No. 1-09016)

     10.59        Amended and Restated Agreement of Limited Partnership of AIP
                  Operating, L.P. dated as of February 11, 1998, by and among American Industrial Properties REIT, General Electric Capital
                  Corporation, and ALCU Investments, Ltd. (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998; File No. 1-09016)

     10.60        Promissory Note by and among American Industrial Properties
                  REIT, AIP Operating, L.P., and Prudential Securities Credit
                  Corporation. (Incorporated herein by reference from the Trust
                  Form 8-K/A dated February 11, 1998; File No. 1-09016)

     10.61        First Amendment to Credit Agreement dated as of February 11,
                  1998, by and among American Industrial Properties REIT, AIP
                  Operating, L.P., and Prudential Securities Credit Corporation.
                  (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998; File No. 1-09016)

     21.1 *       Listing of Subsidiaries

     24.1 *       Power of Attorney (Included on signature page hereto)

     27.1 *       Financial Data Schedule


          *  Filed herewith

(b) Reports on Form 8-K:

     The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1997:

          DATE FILED           DATE OF EARLIEST EVENT
           WITH SEC             REPORTED ON FORM 8-K                          DESCRIPTION
          ----------           ----------------------         --------------------------------------------
      October 17, 1997           October 3, 1997              Item 2.  Acquisition of Merit portfolio
                                                              Item 5.  Secured credit line
                                                              Item 5.  Acquisition of Central Park/Skyway
      November 25, 1997          November 13, 1997            Item 2.  Acquisition of Commerce Center
      December 11, 1997          October 3, 1997              Item 7.  Financial Information:
                                                                       o  Combined Historical
                                                                          Summary of Gross Income and
                                                                          Direct Operating Expenses for Merit Texas
                                                                          Properties Portfolio.
                                                                       o  Pro forma financial statements

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.

                                       AMERICAN INDUSTRIAL PROPERTIES REIT


                                               /s/ CHARLES W. WOLCOTT
                                        -----------------------------------
                                                  Charles W. Wolcott,
                                          Trust Manager, President and Chief
                                                  Executive Officer

                               POWER OF ATTORNEY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned officers and Trust Managers of the registrant hereby appoints Charles W. Wolcott or Marc A. Simpson, either of whom may act, his true and lawful attorneys-in-fact with full power to sign for him and in his name in the capacities indicated below and to file any and all amendments to the registration statement filed herewith, making such changes in the registration statement as the registrant deems appropriate, and generally to do all such things in his name and behalf in his capacity as an officer and director to enable the registrant to comply with the provisions of the Securities Act of 1934 and all requirements of the Securities and Exchange Commission.

                SIGNATURES                             TITLE                                DATE
                ----------                             -----                                ----
          /s/ THEODORE R. BIGMAN               Trust Manager                            March 19, 1998
-------------------------------------------
            Theodore R. Bigman

          /s/ WILLIAM H. BRICKER               Trust Manager                            March 19, 1998
-------------------------------------------
            William H. Bricker

           /s/ T. PATRICK DUNCAN               Trust Manager                            March 19, 1998
-------------------------------------------
             T. Patrick Duncan

            /s/ ROBERT E. GILES                Trust Manager                            March 19, 1998
-------------------------------------------
              Robert E. Giles

           /s/ EDWARD B. KELLEY                Trust Manager                            March 19, 1998
-------------------------------------------
             Edward B. Kelley

        /s/ STANLEY J. KRASKA, JR.             Trust Manager                            March 19, 1998
-------------------------------------------
          Stanley J. Kraska, Jr.

           /s/ RUSSELL C. PLATT                Trust Manager                            March 19, 1998
-------------------------------------------
             Russell C. Platt

          /s/ CHARLES W. WOLCOTT               Trust Manager, President and Chief       March 19, 1998
-------------------------------------------    Executive Officer (Principal Executive
            Charles W. Wolcott                 Officer)


            /s/ MARC A. SIMPSON                Vice President and Chief Financial       March 19, 1998
-------------------------------------------    Officer Secretary and Treasurer
              Marc A. Simpson                  Officer)

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                 PAGE
                                                                                                 ----
         Report of Independent Auditors                                                           F-2

         Consolidated Financial Statements:
           Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996, and 1995                                                   F-3
         Consolidated Balance Sheets as of December 31, 1997 and 1996                             F-4
         Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1997, 1996 and 1995                                F-5
           Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995                                                    F-6
           Notes to Consolidated Financial Statements                                             F-7

         Financial Statement Schedule:
           Schedule III - Consolidated Real Estate and Accumulated Depreciation                   F-19
           Notes to Schedule III                                                                  F-21

All other financial statements and schedules not listed have been omitted because the required information is either included in the Consolidated Financial Statements and the Notes thereto as included herein or is not applicable or required.

                         REPORT OF INDEPENDENT AUDITORS


Trust Managers and Shareholders
American Industrial Properties REIT:


We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /s/ ERNST & YOUNG LLP

Dallas, Texas                                          Ernst & Young LLP
March 6, 1998

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per Share data)

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                            1997             1996             1995
                                                        -----------      -----------      -----------
REVENUES
Rents                                                   $     9,367      $     8,592      $     8,676
Tenant reimbursements                                         2,834            2,728            2,734
Interest income                                                 546              158              369
                                                        -----------      -----------      -----------
                                                             12,747           11,478           11,779
                                                        -----------      -----------      -----------
EXPENSES
Property operating expenses:
   Property taxes                                             1,607            1,421            1,397
   Property management fees                                     418              430              428
   Utilities                                                    480              476              478
   General operating                                            891              849              795
   Repairs and maintenance                                      524              529              431
   Other property operating expenses                            395              317              322
Depreciation and amortization                                 3,157            2,909            2,777
Interest on notes payable                                     1,462            4,003            4,707
Interest on mortgages payable                                 4,316            1,898            1,778
Administrative expenses:
   Trust administration and overhead                          2,065            1,830            1,424
   Litigation, refinancing and proxy costs                      439            1,548              980
Provision for possible losses on real estate                     --               --              600
                                                        -----------      -----------      -----------
                                                             15,754           16,210           16,117
                                                        -----------      -----------      -----------
Loss from operations                                         (3,007)          (4,732)          (4,338)
Gain (loss) on sales of real estate                           2,163              177             (191)
                                                        -----------      -----------      -----------
Loss before extraordinary items                                (844)          (4,555)          (4,529)
Extraordinary gain (loss) on extinguishment of debt           2,643            5,810              (55)
                                                        -----------      -----------      -----------
NET INCOME (LOSS)                                       $     1,799      $     1,255      $    (4,584)
                                                        ===========      ===========      ===========
PER SHARE DATA (BASIC AND DILUTED) (a)
Loss before extraordinary items                         $     (0.26)     $     (2.50)     $     (2.50)
Extraordinary gain (loss) on extinguishment of debt            0.80             3.20            (0.05)
                                                        -----------      -----------      -----------
Net  income (loss)                                      $      0.54      $      0.70      $     (2.55)
                                                        ===========      ===========      ===========
Distributions paid                                      $        --      $      0.20      $      0.20
                                                        ===========      ===========      ===========
Weighted average Shares outstanding                       3,316,788        1,821,648        1,815,080
                                                        ===========      ===========      ===========


(a) The number of Shares outstanding and per share data have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per Share data)

                                                                                              December 31,
                                                                                        ------------------------
                                                                                          1997            1996
                                                                                        ---------      ---------
                                  ASSETS
Real estate:
     Held for investment                                                                $ 265,312      $  84,693
     Held for sale                                                                             --          9,779
                                                                                        ---------      ---------
     Total real estate                                                                    265,312         94,472
     Accumulated depreciation                                                             (25,521)       (23,973)
                                                                                        ---------      ---------
     Net real estate                                                                      239,791         70,499
Cash and cash equivalents:
     Unrestricted                                                                          11,683          4,010
     Restricted                                                                             2,121          1,366
                                                                                        ---------      ---------
     Total cash and cash equivalents                                                       13,804          5,376
Other assets, net                                                                           4,800          3,061
                                                                                        ---------      ---------

     Total Assets                                                                       $ 258,395      $  78,936
                                                                                        =========      =========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable                                                             $ 114,226      $  43,797
     Unsecured notes payable                                                                7,200          9,419
     Accrued interest                                                                         269            602
     Accounts payable, accrued expenses
          and other liabilities                                                             7,231          1,964
     Tenant security deposits                                                               1,254            471
                                                                                        ---------      ---------
          Total Liabilities                                                               130,180         56,253
                                                                                        ---------      ---------

Minority interests                                                                          6,444             --

Shareholders' Equity:
     Shares of beneficial interest, $0.10 par value; authorized 500,000,000 Shares;
         issued and outstanding 9,817,171 Shares at 1997 and 2,000,000 Shares
         at 1996 (a)                                                                          982            200
     Additional paid-in capital                                                           224,989        127,856
     Less 42,103 Shares in treasury, at cost                                                 (626)            --
     Accumulated distributions                                                            (58,456)       (58,456)
     Accumulated loss from operations and extraordinary gains (losses)                    (48,429)       (48,065)
     Accumulated net realized gain on sales of real estate                                  3,311          1,148
                                                                                        ---------      ---------
          Total Shareholders' Equity                                                      121,771         22,683
                                                                                        ---------      ---------

          Total Liabilities and Shareholders' Equity                                    $ 258,395      $  78,936
                                                                                        =========      =========

(a) The number of Shares outstanding have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (in thousands, except number of Shares)

                                          Shares of Beneficial
                                                 Interest           Additional      Retained      Treasury Stock
                                         ---------------------        Paid-In       Earnings    -------------------
                                         Number (a)     Amount        Capital      (Deficit)    Number (a)   Amount        Total
                                         ----------     ------        -------      ---------    ----------   ------        -----
Balance at January 1, 1995               1,815,080     $     182     $ 125,331     $(101,317)         --   $      --    $  24,196

    Net loss                                    --            --            --        (4,584)         --                   (4,584)
    Distributions to shareholders               --            --            --          (364)         --          --         (364)
                                       -----------     ---------     ---------     ---------     -------   ---------    ---------

Balance at December 31, 1995             1,815,080           182       125,331      (106,265)         --          --       19,248

    Issuance of additional Shares          184,920            18         2,525            --          --          --        2,543
    Net income                                  --            --            --         1,255          --          --        1,255
    Distributions to shareholders               --            --            --          (363)         --          --         (363)
                                       -----------     ---------     ---------     ---------     -------   ---------    ---------

Balance at December 31, 1996             2,000,000           200       127,856      (105,373)         --          --       22,683

    Issuance of additional Shares        7,817,171           782        97,133            --          --          --       97,915
    Repurchase of Shares                        --            --            --            --      42,103        (626)        (626)
    Net income                                  --            --            --         1,799          --          --        1,799
                                       -----------     ---------     ---------     ---------     -------   ---------    ---------

Balance at December 31, 1997             9,817,171     $     982     $ 224,989     $(103,574)     42,103   $    (626)   $ 121,771
                                       ===========     =========     =========     =========     =======   =========    =========

(a) The number of Shares outstanding have been restated to reflect the impact of the one-for-five Share split, which was approved by the Trust's shareholders on October 15, 1997


   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Year Ended December 31,
                                                             ------------------------------------
                                                               1997          1996          1995
                                                             --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  1,799      $  1,255      $ (4,584)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
   Extraordinary (gains) losses                                (2,643)       (5,810)           55
   (Gains) losses on sales of real estate                      (2,163)         (177)          191
   Provisions for possible losses on real estate                   --            --           600
   Depreciation                                                 2,774         2,577         2,479
   Amortization of deferred financing costs                       195            70            70
   Other amortization                                             383           332           298
   Issue Shares to Trust Managers                                 115            --            --
   Interest accrued assuming future conversion
     of debt to equity                                          1,022            --            --
   Changes in operating assets and liabilities:
    (Increase) decrease in other assets and
      restricted cash                                          (2,506)       (1,270)          126
    Increase (decrease) in accounts payable, other
      liabilities and tenant security deposits                    147           351           (61)
    (Decrease) increase in accrued interest                       (68)       (2,986)        4,674
                                                             --------      --------      --------

Net cash Provided By (Used In) Operating Activities              (945)       (5,658)        3,848
                                                             --------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate                        7,129         6,545         2,476
  Capitalized expenditures                                     (1,911)       (1,372)       (1,023)
  Acquisition of real estate and
   related working capital                                    (67,116)           --        (1,309)
                                                             --------      --------      --------
Net Cash Provided By (Used In) Investing Activities           (61,898)        5,173           144
                                                             --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable               (6,340)      (31,832)       (2,798)
  Proceeds from mortgage financing                             44,001        26,453            --
  Proceeds from sale of Shares                                 33,481         2,543            --
  Purchase of treasury shares                                    (626)           --            --
  Distributions to shareholders                                    --          (363)         (364)
  Prepayment penalty on extinguishment of debt                     --            --           (55)
                                                             --------      --------      --------
Net Cash (Used In) Provided By Financing Activities            70,516        (3,199)       (3,217)
                                                             --------      --------      --------
Net (Decrease) Increase in Cash and Cash Equivalents            7,673        (3,684)          775
Cash and Cash Equivalents at Beginning of Year                  4,010         7,694         6,919
                                                             --------      --------      --------
Cash and Cash Equivalents at End of Year                     $ 11,683      $  4,010      $  7,694
                                                             ========      ========      ========
Cash Paid for Interest                                       $  4,629      $  8,817      $  1,741
                                                             ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1  --  SIGNIFICANT ACCOUNTING POLICIES:

     General.

     American Industrial Properties REIT (the "Trust") is a self-administered Texas real estate investment trust which, as of December 31, 1997, owns and operates 36 commercial real estate properties consisting of 27 industrial properties, 7 office buildings and 2 retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, changed the name of the Trust to American Industrial Properties REIT and converted the Trust from a finite life entity to a perpetual life entity.

     Principles of Consolidation.

     The consolidated financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries and majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

     Real Estate.

     The Trust carries its real estate held for investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at lower of depreciated cost or fair market value less costs to sell. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, are less than the carrying value of the related asset (see Note 2).

     Property improvements which extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over the lease term, but not to exceed ten years.

     Cash and Cash Equivalents.

     Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted cash amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

     Other Assets.

     Other assets primarily consist of deferred rent receivable, prepaid commissions and loan fees. Leasing commissions are capitalized and amortized on a straight line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Rents and Tenant Reimbursements.

     Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $525,000 and $599,000 at December 31, 1997 and 1996, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $94,000, $154,000 and $269,000 for the years ended December 31, 1997, 1996, and 1995, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Tamarac Square, a retail property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Tamarac totaled $3,256,000, $3,308,000, and $3,525,000 in 1997, 1996, and 1995,
respectively.

     Income Tax Matters.

     The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year. The Trust had a taxable loss in each of the years ending December 31, 1996, and 1995 and expects to report a taxable income for the year ending December 31, 1997.

     After absorbing an expected taxable income of $698,000 in 1997, the Trust has a net operating loss carryforward from 1996 and prior years of approximately $33,900,000. The net operating losses are subject to restrictions on their use due to an ownership change occurring in 1997, and as such, can only be used against approximately $1,200,000 of taxable income per year. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

     Reverse Share Split.

     On October 15, 1997, the Trust's shareholders approved a one-for-five reverse share split of its Common Shares of Beneficial Interest ("Shares"). All references to the number of Shares and per Share amounts have been restated to reflect the impact of the reverse Share split.

     Earnings Per Share.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128".) Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements. The computation of diluted earnings per share does not include common share equivalents as the inclusion of such does not result in dilution (based upon application of the "treasury stock" method) or, in periods where there is a loss from operations is anti-dilutive.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Share Compensation.

     The Trust accounts for its share compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and intends to continue to do so. See Note 8 for a discussion of the Trust's share compensation arrangements.

     Concentrations.

     The Trust owns 36 real estate properties in ten states. The Trust's industrial properties are concentrated in the Texas market with 19 of the 27 properties located in the Dallas and Houston areas. The office buildings are primarily located in the west with three of the seven located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust. The Trust's retail property, Tamarac Square, represented approximately 27% of the rent and tenant reimbursement revenues for the year ended December 31, 1997, and approximately 14% of the investment in net real estate at December 31, 1997.

     Reclassification.

     Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

NOTE 2  --  REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At December 31, 1997 and 1996, real estate was comprised of the following:

                                                          1997             1996
                                                      ------------     ------------
                   Held for investment:
                   Land .........................     $ 56,315,000     $ 15,149,000
                       Buildings and improvements      208,997,000       69,544,000
                                                      ------------     ------------
                                                       265,312,000       84,693,000
                                                      ------------     ------------
                   Held for sale:
                   Land .........................               --        1,728,000
                      Buildings and improvements                --        8,051,000
                                                      ------------     ------------
                                                                --        9,779,000
                                                      ------------     ------------
                   Total ........................     $265,312,000     $ 94,472,000
                                                      ============     ============

     Effective December 31, 1997, the Trust acquired, via a merger, four real estate limited partnerships. The partnerships were affiliated with USAA Real Estate Company ("Realco"), a significant shareholder of the Trust. As a result of the merger, the Trust acquired ownership of seven office properties, including a 55.84% interest in a joint venture owning an office property. The Trust also acquired two industrial properties and one retail property. The total purchase price was approximately $93.1 million, inclusive of costs of the merger. Of this amount, approximately $38.4 million was assumed in debt, $57.9 million was issued in Shares to the former partners and $3.8 million was received in cash, relating to the net working capital received. The $38.4 million in debt includes $15 million due to Las Colinas Management Company, an affiliate of Realco, $7.2 million of unsecured debt owed to Realco, and $16.2 million due to third party lenders. The acquisition was accounted for on the purchase method of accounting.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A reconciliation of the purchase price of the four real estate limited partnerships is as follows:

                            Real estate ..............................     $ 100,206,000
                            Other assets .............................         3,916,000
                             Less:  Mortgage notes payable ...........       (31,178,000)
                                    Unsecured notes payable ..........        (7,200,000)
                                    Other liabilities ................        (4,194,000)
                                    Minority interests ...............        (3,704,000)
                                                                           =============
                            Value of Shares issued ...................     $  57,846,000
                                                                           =============

     From August 29, 1997 through December 31, 1997, exclusive of the merger, the Trust acquired an additional 15 real estate properties for approximately $73.5 million. To fund these acquisitions, the Trust paid approximately $30.5 million in cash, incurred approximately $23.5 million of permanent financing, obtained $16.7 million of financing under the acquisition line of credit and issued $2.8 million of limited partnership units. In addition, the limited partners received warrants to purchase 40,000 Shares at $17.50 per Share (see
Note 8).

     During 1997, the Trust sold two industrial properties including one of the two properties classified as held for sale at December 31, 1996. Net proceeds from this sale totaled $2,029,000 resulting in a gain on sale of $312,000. Net proceeds received from the sale of the second property sold in 1997 totaled $5,100,000 resulting in a gain on sale of $1,851,000. The Trust reclassified the second held for sale property to held for investment in 1997. There were no properties classified as held for sale at December 31, 1997.

     During 1996, the Trust reclassified four properties from held for investment to held for sale in anticipation of the need to raise capital to complete the discounted purchase of certain indebtedness. Two of these properties were sold in the fourth quarter of 1996 for net proceeds of $6,545,000, resulting in a net gain of $177,000, and two remained classified as held for sale at December 31, 1996.

     If unforeseen factors should cause a reclassification of the Trust's real estate from held for investment to held for sale, significant adjustments to reduce the depreciated cost of the real estate to net realizable value could be required.

NOTE 3  --  MORTGAGE NOTES PAYABLE:

     At December 31, 1997, 29 of the Trust's 36 properties were subject to liens securing mortgage notes payable totaling $114,226,000. Of this amount, approximately $97,501,000 was represented by mortgage notes ($15,000,000 with a related party - see Note 9) with fixed interest rates ranging from 7.25% to 11.0% and a weighted average interest rate of 8.47%. Approximately $16,725,000 represented borrowings under the Trust's secured credit line. The secured credit line bears interest at the 30 day LIBOR rate plus 2% and matures in December 1998. The interest rate on this secured credit line at December 31, 1997 was 7.72%.

     Principal payments during each of the next five years are as follows:
$33,906,000 in 1998, $2,425,000 in 1999, $1,308,000 in 2000, $26,541,000 in
2001, $1,000,000 in 2002, and $49,046,000 thereafter. Of the amount due in 1998,
$16,725,000 is due under the Trust's secured line of credit and $15,000,000 is due to a related party (see Note 9) on a property acquired in the merger with four real estate limited partnerships. The Trust expects to refinance these amounts through permanent financing or through a secured financing.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of December 31, 1997. The unused commitment under the line of credit at December 31, 1997 is $18,275,000, subject to certain restrictions and provisions of the line of credit.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4  --  UNSECURED NOTES PAYABLE:

     As a result of the merger with four real estate limited partnerships (See
Note 2), the Trust assumed an unsecured indebtedness of $7,200,000 payable to Realco, a significant shareholder of the Trust. The maturity date of this debt is March 31, 1998. The Trust expects to refinance this amount with proceeds from a secured financing.

     During 1997, Realco acquired certain outstanding indebtedness of the Trust and converted this indebtedness into Shares (See Note 9).

NOTE 5  --  ZERO COUPON NOTES:

     As part of its original capitalization in 1985, the Trust issued $179,698,000 (face amount at maturity) of Zero Coupon Notes due 1997 (the "Notes"). These Notes, which were collateralized by first and second mortgage liens on each of the Trust's real estate properties, accreted at 12%, compounded semiannually. In 1991, the Trust began a program to retire the outstanding Notes, resulting in a reduction of the outstanding Notes to $19,491,000 (face amount at maturity) at December 31, 1993. On December 31, 1993, the Trust effected a partial in-substance defeasance on $12,696,000 (face amount at maturity) of the Notes and recorded an extraordinary loss of $2,530,000. In November 1994, the Trust completed a partial in-substance defeasance on $3,669,000 (face amount at maturity) of Notes and recorded an extraordinary loss of $344,000. In December 1994, the Trust purchased the remaining non-defeased Notes outstanding in the open market and submitted the Notes to the Trustee for cancellation. The legal defeasance of the Notes resulted in the release of the Zero Coupon Note mortgage liens which encumbered each of the Trust's properties. In November 1997, the Notes were retired.

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

NOTE 7  --  MINORITY INTEREST:

     The AIP-SWAG Operating Partnership L.P. ("AIP-SWAG") has 179,085 limited partnership units outstanding as of December 31, 1997 (excluding limited partnership units held by AIP). Pursuant to the AIP-SWAG limited partnership agreement, the limited partners received rights (the "Redemption Rights") that enable them to cause AIP-SWAG to redeem each limited partnership unit in exchange for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of AIP-SWAG or the shareholders of the Trust. The limited partners' interest in AIP-SWAG is reflected as minority interest in the accompanying consolidated financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Other Partnerships

     In connection with the merger of four real estate limited partnerships, the Trust acquired a 55.84% interest in USAA Chelmsford Associates Joint Venture, a joint venture owning one office property. The remaining 44.16% interest is owned by Realco, a significant shareholder of the Trust. The financial position and results of operations of the joint venture is included in the consolidated financial statements of the Trust. Realco's interest in the partnership is reflected as minority interest in the accompanying consolidated financial statements.

NOTE 8  --  SHAREHOLDERS' EQUITY:

     Capital Stock

     The Trust is authorized to issue up to 500,000,000 Shares. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of December 31, 1997, 9,817,171 Shares are issued and outstanding.

     The Trust is authorized to issue up to 50,000,000 Preferred Shares of Beneficial Interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1997, no Preferred Shares of Beneficial Interest were issued.

     As a result of the one-for-five reverse Share split and the odd lot redemption program, effective on October 15, 1997, the Trust has repurchased 42,103 Shares, as of December 31, 1997, which are held in treasury.

     Share Incentive Plans

     The Trust adopted the Employee and Trust Managers Incentive Share Plan (the "Plan") for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership.

     All awards under the Plan are determined by the Compensation Committee of the Board of Directors and a maximum limit of 10% of the total number of Shares outstanding at anytime on a fully-diluted basis may be issued under the Plan.

     Under the terms of the Plan, any person who is a full-time employee or a Trust Manager of the Trust or of an affiliate (as defined in the Plan) of the Trust or a person designated by the Compensation Committee as eligible because such person performs bona fide consulting or advisory services for the Trust or an affiliate of the Trust (other than services in connection with the offer or sale of securities in a capital-raising transaction) and has a direct and significant effect on the financial development of the Trust or an affiliate of the Trust, shall be eligible to receive awards under the Plan.

     Share Option Awards

     The Trust granted to each non-employee Trust Manager an option to purchase 2,000 Shares on June 30, 1997. On an annual basis beginning in 1997, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 Shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant.

     During 1997, pursuant to the Plan, the Trust Managers granted share options to purchase 125,000 Shares to the Trust's officers. The exercise price of the options granted to the officers is $15.00 (the market price of the Trust's Shares on the date of the grant, June 30, 1997). The options to purchase Shares vest annually over a period of five years, beginning on June 30, 1997.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As of December 31, 1997, no options had been exercised.

     The Trust has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee share options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee share options. Under APB 25, because the exercise price of the Trust's employee share options equals the market price of the underlying shares on the date of grant, no compensation expense is recognized.

     At December 31, 1997, 139,000 options are outstanding with a term of ten years: (i) 125,000 options vest and become fully exercisable 20% annually beginning on June 30, 1997, and (ii) 14,000 options were vested and fully exercisable on the date of the grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 5.98% to 6.50%; a dividend yield of 5.5%; volatility factors of the expected market price of the Trust's Shares of .283; and a weighted-average expected life of the option of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Trust's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Trust's pro forma information follows (in thousands except for earnings per share information):

                                                                                     1997
                                                                           ------------------------
                                                                           As Reported    Pro forma
                                                                           -----------    ---------
                      Pro forma net income ...........................     $   1,799     $   1,749
                      Pro forma earnings per share
                         Basic and diluted ...........................     $       0.54  $    0.53

     A summary of the Trust's share option activity, and related information for the year ended December 31 follows:

                                                                       1997
                                                           ----------------------------
                                                            Options   Weighted-Average
                                                             (000)    Exercise Price
                                                             -----    --------------
                 Outstanding-beginning of year ........         --       $   --
                 Granted ..............................        139        14.99
                 Exercised ............................         --           --
                 Forfeited ............................         --           --
                                                            ------

                 Outstanding-end of year ..............        139       $14.99
                                                            ======       ======

                 Exercisable at end of year ...........         39       $14.97
                                                            ======       ======

                 Weighted-average fair value of
                 options granted during the year ......     $ 3.10
                                                            ======

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The options outstanding at December 31, 1997 have exercise prices ranging from $14.6875 to $15.00 per share and have a weighted average contractual remaining life of 9.47 years. At December 31, 1997, there were 842,700 options that have not been granted under the Plan.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 Shares at $17.50 per Share. The warrants expire on October 3, 2000. (See Note 2.)

         Private Placement

In July 1997, the Trust completed a $35 million private equity placement of 2,857,143 Shares at $12.25 per Share (of which approximately $32.6 million was funded in July 1997 and $2.4 million in December 1997). The shares are of the same class as the Trust's existing shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the shares. (See Note 18.)

NOTE 9  --  TRANSACTIONS WITH RELATED PARTIES:

     On February 26, 1997, Realco acquired certain outstanding indebtedness of the Trust with a principal balance of $9,419,000. This indebtedness was then modified to reduce the outstanding principal balance to $7,041,000, to release all security for the notes, to provide for monthly payments of interest at 8.8% and to extend the maturity date from March 31, 1997 to December 31, 2000. In connection with this modification, the Trust recognized an extraordinary gain of approximately $2,643,000 in the first quarter of 1997. As part of the modification, Realco was granted an option to convert the principal amount of the notes into Shares of the Trust at the conversion rate of $10.00 per Share (if converted prior to December 31, 1997) or $11.25 per Share (if converted between December 31, 1997 and December 31, 2000). On December 1, 1997, Realco converted the then outstanding principal balance of $5,450,000 to 544,961 Shares at $10.00 per Share. For the year, the Trust incurred $368,000 in interest expense on the notes payable to Realco.

     During 1997, the Trust reflected $1,022,000 as interest expense, representing the difference between the market trading price of $11.88 per Share on February 26, 1997 and the $10.00 conversion price. The date of February 26, 1997 was used to measure market value as this is deemed to be the date of issuance of the modified notes, which contained the convertibility option.

     Effective December 31, 1997, the Trust acquired, via merger, four real estate limited partnerships ("RELPs") with a total purchase price of approximately $93.1 million, inclusive of costs of the merger (see Note 2). The RELPs were sponsored by Realco and the general partner of each RELP was a wholly owned subsidiary of Realco. With the merger, approximately $22.2 million of debt owed to Realco or affiliates, was assumed including $15 million due to Las Colinas Management Company, an affiliate, and $7.2 million of unsecured debt owed to Realco. Quorum Real Estate Services Corporation, an affiliate of Realco, has been contracted to manage the properties acquired in the merger as well as certain other properties owned by the Trust.

     At December 31, 1997, Realco owned approximately 17% of the Shares outstanding.

NOTE 10  --  LITIGATION:

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action is not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Although the Trust is not currently involved in any significant litigation other than that described above, the Trust may, on occasion and in the normal course of business, be involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

NOTE 11  --  RETIREMENT AND PROFIT SHARING PLAN:

     During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed one month of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. Contributions by the Trust related to the years ended December 31, 1997, 1996, and 1995 were $40,000, $30,000, and
$25,000, respectively.

NOTE 12  --  OPERATING LEASES:

     The Trust's properties are leased to others under operating leases with expiration dates ranging from 1998 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 1997 are as follows:

             YEAR                                           AMOUNT
             ----                                           ------
             1998 ..................................     $ 26,104,000
             1999 ..................................       23,696,000
             2000 ..................................       18,366,000
             2001 ..................................       13,765,000
             2002 ..................................        9,101,000
             Thereafter ............................       21,146,000
                                                         ============
                                                         $112,178,000
                                                         ============

NOTE 13  --  DISTRIBUTIONS:

     There were no distributions paid during 1997. The Trust's distributions of $363,000 ($0.20 per Share) in 1996 and $364,000 ($0.20 per Share) in 1995
represent a return of capital to shareholders (to the extent of the shareholders' basis in the shares). (See Note 18)

NOTE 14  --  PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                      1997              1996             1995
                                                      ----              ----             ----
Basic and diluted earnings per share:
Numerator:
     Loss before extraordinary items ........     $  (844,000)     $(4,555,000)     $(4,529,000)
     Extraordinary items ....................       2,643,000        5,810,000          (55,000)
                                                  -----------      -----------      -----------
     Net Income (loss) ......................     $ 1,799,000      $ 1,255,000      $(4,584,000)
Denominator:
     Weighted average shares ................       3,316,788        1,821,648        1,815,080
                                                  -----------      -----------      -----------

Basic and diluted earnings per share:
     Loss before extraordinary items ........     $     (0.26)     $     (2.50)     $     (2.50)
     Extraordinary items ....................            0.80             3.20            (0.05)
                                                  ===========      ===========      ===========
     Net income (loss) ......................     $      0.54      $      0.70      $     (2.55)
                                                  ===========      ===========      ===========

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Diluted earnings per share are the same as basic earnings per share as the Trust has a loss from operations in each period.

     Options to purchase 135,000 Shares at $15.00 per share and 4,000 shares at $14 11/16 per share were outstanding during 1997 but were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive. Options that existed where the options' exercise price was less than the average market price of the Shares were not included as the Trust has a loss from operations and, therefore, the effect would be antidilutive.

     At December 31, 1997, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per share and expire in October 2000.

     In January and February 1998, the Company issued 1,376,245 Shares (see Note
18).

NOTE 15  --  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE 16  --  NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In connection with the acquisition of properties in 1997, the following assets and liabilities were assumed (in thousands):

                                                                                    OTHER
                                                                       MERGER    ACQUISITIONS
                                                                       ------    ------------
Real estate .....................................................     $100,206     $  2,740
Other assets ....................................................          508           --
Accounts payable, accrued expenses and other liabilities ........        3,846        1,362
Tenant security deposits ........................................          348          567
Mortgage notes payable ..........................................       31,178           --
Unsecured notes payable .........................................        7,200           --
Minority interests ..............................................        3,704        2,740
Shares of beneficial interest ...................................          441           --
Additional paid in capital ......................................       57,405           --

     In connection with the conversion of unsecured notes payable in 1997 (in thousands):

Unsecured notes payable .........................................     $5,450
Shares of beneficial interest ...................................         54
Additional paid in capital ......................................      5,396

NOTE 17  --  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The unaudited pro forma condensed consolidated statements of operations of the Trust are presented as if (i) the merger with four real estate limited partnerships; (ii) the acquisition of 15 industrial properties; and (iii) the disposition of two properties during 1996 and two properties during 1997 had occurred at the beginning of each period presented. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of the Trust would have been assuming such transactions had been completed as of the beginning of each period presented, nor do they purport to represent the results of operations for future periods.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                     YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        1997           1996
                                                      --------      --------
                                                (in thousands, except per share data)
          INCOME
          Rents and tenant reimbursements             $ 31,073      $ 30,925
          Interest and other income                        402           210
                                                      --------      --------
                                                        31,475        31,135

          EXPENSES
          Property operating expenses                   11,618         7,329
          Depreciation and amortization                  6,173         5,909
          Interest expense                              11,220        11,902
          General and administrative                     4,299         5,219
                                                      --------      --------
          Total expenses                                33,310        30,359
                                                      --------      --------
          Income (loss) before minority interests       (1,835)          776
          Minority interests                               208          (185)
                                                      ========      ========
          Income (loss) from operations               $ (1,627)     $    591
                                                      ========      ========

          Income (loss) from operations per share     $  (0.17)     $   0.06
                                                      ========      ========

          Weighted average number of common
             shares outstanding                          9,817         9,817
                                                      ========      ========

NOTE 18  --  SUBSEQUENT EVENTS:

     On January 29, 1998, the Trust announced a reinstatement of quarterly distributions and declared a distribution of $0.18 per Share, payable on April 14, 1998 to shareholders of record on April 3, 1998.

     On January 30, 1998, the Trust completed a $10 million private equity placement at $13.625 per Share. In February 1998, two investment groups exercised their preemptive rights and acquired $5 million and $3.75 million, respectively, of Shares at $13.625 per Share. ). The shares are of the same class as the Trust's existing shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the shares.

     On February 12, 1998, the Trust, through AIP Operating, L.P., a subsidiary, purchased a 94,304 nrsf office and service center development in Richardson, Texas, a suburb of Dallas, for total consideration of $9.25 million. Of the total consideration, $6,475,000 was borrowed under the Trust's acquisition line of credit, $875,000 was issued in the form of 58,333 limited partnership units in AIP Operating, L.P. and $1.9 million was paid in cash. Pursuant to the AIP Operating, L.P. limited partnership agreement, the limited partners received rights (the "Redemption Rights") that enable them to cause AIP Operating, L.P. to redeem each limited partnership unit in exchange for cash equal to the value of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share, as determined in accordance with the partnership agreement). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners of AIP Operating, L.P. or the shareholders of the Trust.

     On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities, and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this registration in the future to fund acquisitions and growth of the Trust.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On March 9, 1998, the Trust announced a Share repurchase program, wherein the Trust may purchase up to 1,000,000 Shares over the next six months. These purchases will be made in open market transactions, as price and market conditions allow. As of March 11, 1998, the Trust has purchased 6,700 Shares in the open market, for an aggregate cost of $89,397.

     As of March 11, 1998, the Trust has entered into contracts and letters of intent to purchase approximately $44 million and $75 million in real estate properties, respectively. No assurance can be given that properties currently under contract or letter of intent will be completed or, if completed, that they will be accretive on a per share basis.

                                                                    SCHEDULE III

                       AMERICAN INDUSTRIAL PROPERTIES REIT
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (dollars in thousands)

                                                       Costs
                                                    Capitalized
                                                    Subsequent to                    Gross Amount Carried at
                                 Initial Costs       Acquisition                       December 31, 1997
                             ---------------------   -----------                     ---------------------
                                                   Land, Buildings                             Buildings,
                                                    Improvements,    Retirements,            Improvements,
                                                      Furniture,     Writedowns,              Furniture,
                                     Buildings and   Fixtures and        and                 Fixtures and
   Description                Land    Improvements    Equipment      Allowances       Land     Equipment        Total
   -----------                ----    ------------    ---------      ----------       ----     ---------        -----
LIGHT INDUSTRIAL PROPERTIES
Avion                       $   770     $  4,006     $    --          $     --      $   770    $  4,006       $    4,776
Beltline Business Ctr         1,303        5,213         586            (3,521)         600       2,981            3,581
Bowater                         581        2,535          --                --          581       2,535            3,116
Carpenter Center                650        1,354          --                --          650       1,354            2,004
Carrier Place                   560        2,682          --                --          560       2,682            3,242
Central Park                    839        3,361           5                --          839       3,366            4,205
Commerce Center               4,420        6,328          --                --        4,420       6,328           10,748
Commerce Park                 1,108        4,431         548            (2,014)         705       3,368            4,073
Continental Plastic           2,350        5,128          --                --        2,350       5,128            7,478
Corporex Plaza I                998        4,130          --                --          998       4,130            5,128
Corporex President's Plaza      491        1,932          --                --          491       1,932            2,423
DFW IV                          470        3,364          --                --          470       3,364            3,834
Gateway 5 & 6                   935        3,741         876            (1,861)         563       3,128            3,691
Huntington Drive              1,559        6,237         732                --        1,559       6,969            8,528
Inverness                     1,532        6,054          --                --        1,532       6,054            7,586
Meridian                        262        1,047          --                --          262       1,047            1,309
Northgate II                  2,153        8,612         765            (4,122)       1,329       6,079            7,408
Northgate III                 1,280       10,013          36                --        1,280      10,049           11,329
Northwest Business Pk         1,296        5,184         770              (131)       1,296       5,823            7,119
Parkway Tech                    440        2,795          --                --          440       2,795            3,235
Patapsco                      1,147        4,588         411            (1,250)         897       3,999            4,896
Plaza Southwest               1,312        5,248       1,194                --        1,312       6,442            7,754
Skyway Circle                   444        1,778          --                --          444       1,778            2,222
Valley View Commerce          1,460        6,648           4                --        1,460       6,652            8,112
Valley View Land              1,024           --          --                --        1,024          --            1,024
Valwood II                      420        2,021          --                --          420       2,021            2,441
Walnut Oaks                     530        1,738          --                --          530       1,738            2,268
Westchase                       697        2,787         321            (1,232)         465       2,108            2,573
                            -------     --------     -------          --------      -------    --------       ----------
Total Light Industrial      $31,031     $112,955     $ 6,248          $(14,131)     $28,247    $107,856       $  136,103
                            -------     --------     -------          --------      -------    --------       ----------

                                   Accumulated      Year       Acq.     Encum-
   Description                     Depreciation  Constructed   Date     brances
   -----------                     ------------  -----------   ----     -------
LIGHT INDUSTRIAL PROPERTIES
Avion                             $      --         1984       1997    $     (b)
Beltline Business Ctr                (1,420)        1984       1985       2,731
Bowater                                  --         1989       1997          --
Carpenter Center                         (9)        1983       1997          (a)
Carrier Place                           (17)        1984       1997          (a)
Central Park                            (28)        1984       1997          (b)
Commerce Center                         (33)       1971/74     1997          (a)
Commerce Park                        (1,310)        1984       1985       2,066
Continental Plastic                      --       1963/96      1997          --
Corporex Plaza I                         (2)        1982       1997          (b)
Corporex President's Plaza               (1)        1987       1997          (b)
DFW IV                                  (21)        1985       1997          (a)
Gateway 5 & 6                        (1,337)       1984/85     1985       2,804
Huntington Drive                     (2,227)       1984/85     1985       4,502
Inverness                                (1)        1980       1997          (b)
Meridian                                (61)        1981       1995       1,144
Northgate II                         (2,527)       1982/83     1985       5,092
Northgate III                           (63)       1979/86     1997          (a)
Northwest Business Pk                (1,855)       1983/86     1986       1,251
Parkway Tech                            (17)        1984       1997          (a)
Patapsco                             (1,274)       1980/84     1985       3,063
Plaza Southwest                      (1,966)       1970/74     1985       3,321
Skyway Circle                           (15)        1981       1997          (b)
Valley View Commerce                    (42)        1986       1997          (a)
Valley View Land                         --         1986       1997          (a)
Valwood II                              (13)        1983       1997          (a)
Walnut Oaks                             (11)        1984       1997          (a)
Westchase                              (838)        1983       1985       1,306
                                  ---------
Total Light Industrial            $ (15,088)
                                  ---------

                                                                    SCHEDULE III
                       AMERICAN INDUSTRIAL PROPERTIES REIT
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                        Costs
                                                     Capitalized
                                                     Subsequent to               Gross Amount Carried at
                                 Initial Costs        Acquisition                   December 31, 1997
                            -----------------------   -----------                  --------------------
                                                    Land, Buildings                         Buildings,
                                                     Improvements,   Retirements,         Improvements,
                                                       Furniture,     Writedowns,          Furniture,
                                       Buildings and  Fixtures and        and              Fixtures and
   Description              Land        Improvements    Equipment     Allowances    Land     Equipment     Total
   -----------              ----        ------------    ---------     ----------    ----     ---------     ----
OFFICE PROPERTIES
1881 Pine Street          $   776         $   5,924      $    --     $     --     $    776   $   5,924    $   6,700
Apollo Computer             6,106            17,901           --           --        6,106      17,901       24,007
Eastman Kodak               1,749             2,998          279           --        1,749       3,277        5,026
Linear Technology           1,235             3,231           --           --        1,235       3,231        4,466
Manhattan Towers            5,156            23,053           --           --        5,156      23,053       28,209
Skygate Commons             1,923             8,451           --           --        1,923       8,451       10,374
Systech                       879             3,691           --           --          879       3,691        4,570
                          -------         ---------      -------     --------     --------   ---------    ---------
Total Office Properties    17,824            65,249          279           --       17,824      65,528       83,352
                          -------         ---------      -------     --------     --------   ---------    ---------
RETAIL PROPERTIES
Tamarac                     6,799            27,194        4,569         (241)       6,799      31,522       38,321
Volusia Point               3,445             3,826           --           --        3,445       3,826        7,271
                          -------         ---------      -------     --------     --------   ---------    ---------
Total Retail Properties    10,244            31,020        4,569         (241)      10,244      35,348       45,592
                          -------         ---------      -------     --------     --------   ---------    ---------
TRUST                          --                --          265           --           --         265          265
                          -------         ---------      -------     --------     --------   ---------    ---------
TOTAL ALL PROPERTIES      $59,099         $ 209,224      $11,361     $(14,372)    $ 56,315   $ 208,997    $ 265,312
                          =======         =========      =======     ========     ========   =========    =========


                          Accumulated      Year      Acq.    Encum-
   Description            Depreciation Constructed   Date    brances
   -----------            ------------ -----------   ----    -------
OFFICE PROPERTIES
1881 Pine Street            $      --      1987        1997     $    --
Apollo Computer                    --      1987        1997      15,113
Eastman Kodak                      --      1987        1997       1,065
Linear Technology                  --      1986        1997          --
Manhattan Towers                   --      1985        1997      15,000
Skygate Commons                    --     1964/73      1997          --
Systech                            --      1982        1997          --
                            ---------
Total Office Properties            --
                            ---------
RETAIL PROPERTIES
Tamarac                       (10,387)    1976/79      1985      11,768
Volusia Point                      --      1984        1997          --
                            ---------
Total Retail Properties       (10,387)
                            ---------
TRUST                             (46)
                            ---------
TOTAL ALL PROPERTIES        $ (25,521)
                            =========

(a) Property encumbered by a first mortgage loan of $27,275 at December 31, 1997.

(b) Property collateralized by the Trust's borrowing under an acquisition line. Borrowings under acquisition line totaled $16,725 at December 31, 1997.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                       AMERICAN INDUSTRIAL PROPERTIES REIT
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

RECONCILIATION OF REAL ESTATE:

                                          1997         1996         1995
                                        --------     --------     --------
Balance at beginning of year ......     $ 94,472     $101,897     $103,843
Additions during period:
Improvements ......................        1,366          982          752
Acquisitions ......................      175,469           --        1,309
                                        --------     --------     --------
                                         271,307      102,879      105,904
Deductions during period:
Dispositions ......................        5,995        8,407        3,402
Writedowns ........................           --           --          600
Asset retirements .................           --           --            5
                                        --------     --------     --------
Balance at end of year ............     $265,312     $ 94,472     $101,897
                                        ========     ========     ========

RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                        1997        1996        1995
                                                       -------     -------     -------
Balance at beginning of year .....................     $23,973     $23,441     $21,859
   Additions during period:
   Depreciation expense for period ...............       2,774       2,577       2,479
                                                       -------     -------     -------
                                                        26,747      26,018      24,338
   Deductions during period:
   Accumulated depreciation of real estate
   sold ..........................................       1,226       2,045         897
   Asset retirements .............................          --          --          --
                                                       -------     -------     -------
Balance at end of year ...........................     $25,521     $23,973     $23,441
                                                       =======     =======     =======

TAX BASIS:

The income tax basis of real estate, net of accumulated tax depreciation, is approximately $256,575 at December 31, 1997.

DEPRECIABLE LIFE:

Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

                           Buildings and capital improvements: 40 years Tenant improvements:
                              Term of the lease not to exceed 10 years

                                 EXHIBIT INDEX


  EXHIBIT NO.     DESCRIPTION
  -----------     -----------
      2.1         Form of Amended and Restated Agreement and Plan of Merger,
                  dated as of June 30, 1997, by and between the Trust and each of USAA Real Estate Income Investments I, A California Limited
                  Partnership, USAA Real Estate Income Investments II Limited
                  Partnership, USAA Income Properties III Limited Partnership
                  and USAA Income Properties IV Limited Partnership (Included as
                  Annex I to the Joint Proxy Statement/ Prospectus of the Trust
                  included in Form S-4, Registration No. 333-31823)

      2.2         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit
                  Industrial Properties Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of August 8, 1997, (iv) Fourth Amendment to
                  Purchase Agreement dated as of August 12, 1997, and (v) Fifth
                  Amendment to Purchase Agreement dated as of October 2, 1997
                  (Incorporated herein by reference from Exhibit 2.1 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.3         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit 1995
                  Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of August 8, 1997, and (iv) Fourth
                  Amendment to Purchase Agreement dated as of August 12, 1997
                  (Incorporated herein by reference from Exhibit 2.2 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.4         Purchase Agreement dated as of July 2, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit VV 1995
                  Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of July 31, 1997, (iv) Fourth Amendment to
                  Purchase Agreement dated as of August 12, 1997, and (v) Fifth
                  Amendment to Purchase Agreement dated as of October 2, 1997
                  (Incorporated herein by reference from Exhibit 2.3 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.5         Purchase Agreement dated as of June 30, 1997 between Shidler
                  West Investment Corporation, as Purchaser, and Merit VV Land
                  1995 Industrial Portfolio Limited Partnership, as Seller, as amended by (i) First Amendment to Purchase Agreement dated as of July 30, 1997, (ii) Second Amendment to Purchase Agreement dated as of July 31, 1997, (iii) Third Amendment to Purchase
                  Agreement dated as of July 31, 1997, and (iv) Fourth Amendment to Purchase Agreement dated as of August 12, 1997
                  (Incorporated herein by reference from Exhibit 2.4 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

      2.6 Purchase and Sale Agreement dated as of September 24, 1997 by and between Midway/Commerce Center Limited Partnership, as
                  Seller, and American Industrial Properties REIT, as Buyer
                  (Incorporated herein by reference from Exhibit 2.1 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      2.7         First Amendment to Purchase and Sale Agreement dated as of
                  October 22, 1997 by and between Midway/Commerce Center Limited
                  Partnership and American Industrial Properties REIT
                  (Incorporated herein by reference from Exhibit 2.2 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      2.8         Second Amendment to Purchase and Sale Agreement dated as of
                  October 31, 1997 by and between Midway/Commerce Center Limited
                  Partnership and American Industrial Properties REIT
                  (Incorporated herein by reference from Exhibit 2.3 to Form 8-K of the Trust dated November 13, 1997; File No. 1-09016)

      3.1 Third Amended and Restated Declaration of Trust (Incorporated by reference from Exhibit 3.1 to Form S-4 of the Trust dated
                  July 22, 1997; Registration No. 33-31823)

      3.2 Fifth Amended and Restated Bylaws (Incorporated herein by reference from the Trust's Form 8-K dated January 29, 1998;
                  File No. 1-09016)

      4.1         Indenture dated November 15, 1985, by and between American
                  Industrial Properties REIT (the "Trust") and IBJ Schroder Bank
                  & Trust Company (Incorporated herein by reference from Exhibit
                  10.4 to Form S-4 of American Industrial Properties REIT, Inc.
                  ("AIP Inc.") dated March 16, 1994; Registration No. 33-74292)

      4.2 Form of Common Share Certificate (Incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4 of the Trust filed October 28, 1997; Registration No. 333-31823)

      10.1 Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.1 to Form S-4 of the Trust dated July 22,
                  1997; Registration No. 333-31823)

      10.2 Employee and Trust Manager Incentive Share Plan (Incorporated by reference from Exhibit 10.2 to Form S-4 of the Trust dated
                  July 22, 1997; Registration No. 333- 31823)

      10.3 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.7 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.4 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.8 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.5 Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and LaSalle Advisors Limited Partnership as Agent for and for the benefit of a particular client
                  (Incorporated herein by reference from Exhibit 10.9 to Form
                  8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.6 Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB/LaSalle Securities Limited
                  Partnership as Agent for and for the benefit of particular clients and LaSalle Advisors Limited Partnership as Agent for and for the benefit of a particular client (Incorporated herein by reference from Exhibit 10.6 to Form 8-K of the Trust dated July 22, 1997; File No. 1-9016)

      10.7 Common Share Purchase Agreement dated as of June 20, 1997, by and among the Trust, MS Real Estate Special Situations, Inc.
                  ("MSRE") and Morgan Stanley Asset Management, Inc. ("MSAM") as agent and attorney-in-fact for specified clients (the "MSAM
                  Purchasers") (Incorporated herein by reference from Exhibit
                  10.5 to Form 8-K of the Trust dated July 22, 1997; File No.
                  1-9016)

      10.8 Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the MSAM
                  Purchasers (Incorporated herein by reference from Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997; File No. 1-9016)

      10.9        Renewal, Extension, Modification and Amendment Agreement dated
                  February 26, 1997, executed by the Trust in favor of USAA Real
                  Estate Company ("Realco") (Incorporated herein by reference from Exhibit 10.1 to Form 8-K of the Trust dated March 4,
                  1997; File No. 1-9016)

     10.10 Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP (Incorporated by reference from Exhibit 99.7 to Form 8-K of the Trust dated December 23,
                  1996; File No. 1-9016)

     10.11 Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated December 23,
                  1996; File No. 1-9016)

     10.12 Registration Rights Agreement dated as of December 20, 1996, by and between the Trust and Realco, as amended (Incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated December 23, 1996; File No. 1-9016)

     10.13 Registration Rights Agreement dated as of December 19, 1996, by and between the Trust and Realco (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated
                  December 23, 1996; File No. 1-9016)

     10.14 401(k) Retirement and Profit Sharing Plan (Incorporated herein by reference from Exhibit 10.5 to Amendment No. 1 to Form S-4 of AIP, Inc. dated March 4, 1994; Registration No. 33-74292)

     10.15        Amendments to 401(k) Retirement and Profit Sharing Plan
                  (Incorporated herein by reference from Exhibit 10.4 to Form
                  10-K of the Trust dated March 27, 1995)

     10.16        Settlement Agreement by and between American Industrial
                  Properties REIT, Patapsco #1 Limited Partnership, Patapsco #2
                  Limited Partnership, The Manufacturers Life Insurance Company and The Manufacturers Life Insurance Company (U.S.A.) dated as of May 22, 1996 (incorporated herein by reference from Exhibit
                  99.1 to Form 8-K of the Trust dated May 22, 1996; File No.
                  1-9016)

     10.17        Agreement and Assignment of Partnership Interest, Amended and
                  Restated Agreement and Certificate of Limited Partnership and
                  Security Agreement for Patapsco Center -- Linthicum Heights,
                  Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 1 to Form S-4 of AIP Inc. dated March 4,
                  1994; Registration No. 33- 74292)

     10.18 Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and
                  AMRESCO Capital Corporation as Payee (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated
                  November 22, 1994; File No. 1-9016)

     10.19        Mortgage, Deed of Trust and Security Agreement dated November
                  15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital
                  Corporation (incorporated herein by reference from Exhibit
                  99.2 to Form 8-K of the Trust dated November 22, 1994; File
                  No. 1-9016)

     10.20        Loan Modification Agreement modifying the Note dated November
                  15, 1994 in the original principal amount of $12,250,000
                  (incorporated herein by reference from Exhibit 99.2 to Form
                  8-K of the Trust dated June 23, 1995; File No. 1-9016)

     10.21 Note dated November 15, 1994 in the original principal amount of $2,150,000 with AIP Properties #2 L.P. as Maker and AMRESCO
                  Capital Corporation as Payee (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 22,
                  1994; File No. 1-9016)

     10.22        Mortgage, Deed of Trust and Security Agreement dated November
                  15, 1994 between AIP Properties #2 L.P. and AMRESCO Capital
                  Corporation (Incorporated herein by reference from Exhibit
                  99.4 to Form 8-K of the Trust dated November 22, 1994; File
                  No. 1-9016)

     10.23        Loan Modification Agreement modifying the Note dated November
                  15, 1994 in the original principal amount of $2,250,000
                  (Incorporated herein by reference from Exhibit 99.1 to Form
                  8-K of the Trust dated June 23, 1995; File No. 1-9016)

     10.24        Promissory Note dated November 25, 1996, by and between AIP
                  Inc. and Realco (Incorporated herein by reference from Exhibit
                  No. 99.5 to Form 8-K of the Trust dated December 23, 1996;
                  File No. 1-9016)

     10.25 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Huntington Drive Center) (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.26 Note dated November 15, 1996 in the original principal amount of $4,575,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Huntington Drive Center)
                  (Incorporated herein by reference from Exhibit 99.2 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.27 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Patapsco Industrial Center) (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.28 Note dated November 15, 1996 in the original principal amount of $3,112,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Patapsco Industrial
                  Center) (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.29 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (Woodlake Distribution Center)
                  (Incorporated herein be reference from Exhibit 99.5 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.30 Note dated November 15, 1996 in the original principal amount of $1,537,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Woodlake Distribution
                  Center) (Incorporated herein by reference from Exhibit 99.6 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.31 Deed of Trust and Security Agreement dated November 15, 1996 between AIP Properties #3, L.P. and Life Investors Insurance
                  Company of America (All Texas properties except Woodlake)
                  (Incorporated herein by reference from Exhibit 99.7 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.32 Note dated November 15, 1996 in the original principal amount of $1,162,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Meridian Street
                  Warehouse) (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.33 Note dated November 15, 1996 in the original principal amount of $2,775,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Beltline Business
                  Center) (Incorporated herein by reference from Exhibit 99.9 to Form 8-K of the Trust dated November 20, 1996; File No.
                  1-9016)

     10.34 Note dated November 15, 1996 in the original principal amount of $3,375,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Plaza South)
                  (Incorporated herein by reference from Exhibit 99.10 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.35 Note dated November 15, 1996 in the original principal amount of $2,100,00 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Commerce North Park)
                  (Incorporated herein by reference from Exhibit 99.11 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.36 Note dated November 15, 1996 in the original principal amount of $2,850,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Gateway 5 & 6)
                  (Incorporated herein by reference from Exhibit 99.12 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.37 Note dated November 15, 1996 in the original principal amount of $5,175,000 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Northgate II)
                  (Incorporated herein by reference from Exhibit 99.13 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.38 Note dated November 15, 1996 in the original principal amount of $1,327,500 with AIP Properties #3, L.P. as Maker and Life
                  Investors Insurance Company as Payee (Westchase Park)
                  (Incorporated herein by reference from Exhibit 99.14 to Form
                  8-K of the Trust dated November 20, 1996; File No. 1-9016)

     10.39 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and Charles W. Wolcott (Incorporated herein by reference from Exhibit 10.12 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.40 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and Marc Simpson (Incorporated herein by reference from Exhibit 10.13 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.41 Bonus and Severance Agreement dated March 13, 1996, by and between the Trust and David B. Warner (Incorporated herein by reference from Exhibit 10.14 to Form 10-K of the Trust for the year ended December 31, 1996)

     10.42        Amendment No. 1 to Share Purchase Agreement dated as of
                  December 13, 1996 by and between the Trust and Realco
                  (Incorporated herein by reference from Exhibit 10.2 to Form
                  8-K of the Trust dated March 4, 1997; File No. 1-9016)

     10.43 Bonus and Severance Agreement dated May 12, 1997, by and between the Trust and Lewis D. Friedland (Incorporated herein by reference from Exhibit 10.43 to Amendment No. 3 to Form S-4 of the Trust filed October 28, 1997; Registration No.
                  333-31823)

     10.44 Common Share Purchase dated as of January 29, 1988, by and between American Industrial Properties REIT and Praedium II
                  Industrial Associates LLC (Incorporated herein by reference from Exhibit 10.1 to Form 8-K of the Trust dated January 29,
                  1998; File No. 1-09016)

     10.45 Registration rights Agreement dated as of January 29, 1998, by and between American Industrial Properties REIT and Praedium
                  II Industrial Associates LLC (Incorporated herein by reference from Exhibit 10.2 to Form 8-K of the Trust dated January 29,
                  1998; File No. 1-09016)

     10.46        Agreement dated as of January 29, 1998, by and among American
                  Industrial Properties REIT, USAA Real Estate Company,
                  ABKB/LaSalle Securities Limited Partnership (as Agent for and for the benefit of particular clients), MS Real Estate Special
                  Situations, Inc. and Morgan Stanley Asset Management Inc.
                  (Incorporated herein by reference from Exhibit 10.3 to Form
                  8-K of the Trust dated January 29, 1998; File No. 1-09016)

     10.47        Contribution and Exchange Agreement dated as of September 25,
                  1997 among Shidler West Investment Corporation, AIP-SWAG
                  Operating Partnership, L.P. and the Trust (Incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.48 Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment Corporation and AIP-SWAG Operating Partnership, L.P. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.49        Amended and Restated Agreement of Limited Partnership of
                  AIP-SWAG Operating Partnership, L.P. dated as of October 3,
                  1997 (Incorporated herein by reference from Exhibit 99.3 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.50        Warrant Agreement dated as of October 3, 1997 between American
                  Industrial Properties and Shidler West Acquisition Company,
                  LLC (Incorporated herein by reference from Exhibit 99.4 to Form 8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.51        Warrant Agreement dated as of October 3, 1997 between the
                  Trust and AG Industrial Investors, L.P.(Incorporated herein by reference from Exhibit 99.5 to Form 8-K of the Trust dated
                  October 3, 1997; File No. 1-9016)

     10.52 Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company, LLC
                  (Incorporated herein by reference from Exhibit 99.6 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.53 Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                  (Incorporated herein by reference from Exhibit 99.7 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.54 Credit Agreement dated as of October 3, 1997 between the Trust and AIP-SWAG Operating Partnership, L.P., as Borrower, and
                  Prudential Securities Credit Corporation, as Lender
                  (Incorporated herein by reference from Exhibit 99.9 to Form
                  8-K of the Trust dated October 3, 1997; File No. 1-9016)

     10.55        Credit Agreement dated as of October 3, 1997 between American
                  Industrial Properties REIT and AIP-SWAG Operating Partnership,
                  L.P., as Borrower, and Prudential Securities Credit
                  Corporation, as Lender (Incorporated herein by reference from Exhibit 99.8 to Form 8-K of the Trust dated October 3, 1997;
                  File No. 1-9016)

     10.56        Contract of Sale by and between Nationwide Life Insurance
                  Company and ALCU Investments, Inc. (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998;
                  File No. 1-09016)

     10.57 Assignment of Contract of Sale dated as of February 11, 1998, by and among Nationwide Life Insurance Company, ALCU
                  Investments, Inc., and AIP Operating, L.P. (Incorporated herein by reference from the Trust Form 8-K/A dated February
                  11, 1998; File No. 1-09016)

     10.58        Contribution and Exchange Agreement dated as of January 29,
                  1998, by and among ALCU Investments, Ltd., AIP Operating,
                  L.P., and American Industrial Properties REIT. (Incorporated herein by reference from the Trust Form 8-K/A dated February
                  11, 1998; File No. 1-09016)

     10.59        Amended and Restated Agreement of Limited Partnership of AIP
                  Operating, L.P. dated as of February 11, 1998, by and among American Industrial Properties REIT, General Electric Capital
                  Corporation, and ALCU Investments, Ltd. (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998; File No. 1-09016)

     10.60        Promissory Note by and among American Industrial Properties
                  REIT, AIP Operating, L.P., and Prudential Securities Credit
                  Corporation. (Incorporated herein by reference from the Trust
                  Form 8-K/A dated February 11, 1998; File No. 1-09016)

     10.61        First Amendment to Credit Agreement dated as of February 11,
                  1998, by and among American Industrial Properties REIT, AIP
                  Operating, L.P., and Prudential Securities Credit Corporation.
                  (Incorporated herein by reference from the Trust Form 8-K/A dated February 11, 1998; File No. 1-09016)

     21.1 *       Listing of Subsidiaries

     24.1 *       Power of Attorney (Included on signature page hereto)

     27.1 *       Financial Data Schedule


          *  Filed herewith