Form 10-Q
period 1998-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1998-05-15
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to ________________

                          COMMISSION FILE NUMBER 1-9016

                           ---------------------------

                       AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact name of registrant as specified in its charter)

                     TEXAS                                        75-6335572
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

      6210 NORTH BELTLINE ROAD, SUITE 170
                 IRVING, TEXAS                                    75063-2656
    (Address of principal executive offices)                      (Zip Code)

                                 (972) 756-6000
              (Registrant's telephone number, including area code)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              -----   -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,098,577 Shares of Beneficial Interest were outstanding as of May 13, 1998.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998



                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Operations for the three months ended
              March 31, 1998 and 1997 (unaudited)....................................................  3

              Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
              December 31, 1997......................................................................  4

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 1998 and 1997 (unaudited)....................................................  5

              Notes to Consolidated Financial Statements (unaudited).................................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................ 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 15


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................... 16

     Item 2.  Changes in the Rights of the Company's Security Holders................................ 16

     Item 6.  Exhibits and Reports on Form 8-K....................................................... 16


SIGNATURES........................................................................................... 17

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -----------------------------------
                                                                  1998                   1997
                                                              ------------           ------------
REVENUES
     Rents                                                    $      7,230           $      1,970
     Tenant reimbursements                                           1,269                    667
     Interest income                                                   227                     29
                                                              ------------           ------------
                                                                     8,726                  2,666
                                                              ------------           ------------
EXPENSES
     Property operating expenses:
        Property taxes                                                 928                    355
        Property management fees                                       259                     98
        Utilities                                                      318                     97
        General operating                                              421                    219
        Repairs and maintenance                                        245                     89
        Other property operating expenses                              327                     78
     Depreciation and amortization                                   1,616                    693
     Interest on unsecured notes payable                               160                    390
     Interest on mortgages payable                                   2,503                  1,014
     Administrative expenses:
        Trust administration and overhead                              794                    416
        Litigation and proxy costs                                      --                    236
                                                              ------------           ------------
                                                                     7,571                  3,685
                                                              ------------           ------------
     Gain (loss) from operations                                     1,155                 (1,019)
     Minority interests in consolidated subsidiaries                   (57)                    --
     Gain on sale of real estate                                        --                    312
                                                              ------------           ------------
     Income (loss) before extraordinary items                        1,098                   (707)
     Extraordinary gain on extinguishment of debt                       --                  2,643
                                                              ------------           ------------
NET INCOME                                                    $      1,098           $      1,936
                                                              ============           ============

PER SHARE DATA (BASIC AND DILUTED) (a)
     Income (loss) before extraordinary items                 $       0.10           $      (0.35)
     Extraordinary gain on extinguishment of debt                       --                   1.32
                                                              ------------           ------------
     Net income                                               $       0.10           $       0.97
                                                              ============           ============
     Distributions paid                                       $       0.18           $         --
                                                              ============           ============
     Weighted average Shares outstanding                        10,617,617              2,000,000
                                                              ============           ============

(a) The number of Shares outstanding and per share data for the three months ended March 31, 1997 have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1998                1997
                                                                                             ---------           ---------
                                                                                            (unaudited)
                                     ASSETS

Real estate:
     Held for investment                                                                     $ 282,147           $ 265,312
     Accumulated depreciation                                                                  (27,054)            (25,521)
                                                                                             ---------           ---------
     Net real estate                                                                           255,093             239,791
Cash and cash equivalents:
     Unrestricted                                                                               18,844              11,683
     Restricted                                                                                  1,401               2,121
                                                                                             ---------           ---------
     Total cash and cash equivalents                                                            20,245              13,804
Other assets, net                                                                                6,807               4,800
                                                                                             ---------           ---------
     Total Assets                                                                            $ 282,145           $ 258,395
                                                                                             =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable                                                                  $ 121,845           $ 114,226
     Unsecured notes payable                                                                     7,200               7,200
     Accrued interest                                                                              268                 269
     Accounts payable, accrued expenses and other liabilities                                    4,122               7,231
     Distribution payable                                                                        2,001                  --
     Tenant security deposits                                                                    1,294               1,254
                                                                                             ---------           ---------
          Total Liabilities                                                                    136,730             130,180
                                                                                             ---------           ---------

Minority interests                                                                               7,294               6,444


Shareholders' Equity:
     Shares of beneficial interest, $0.10 par value; authorized 500,000,000 Shares;
          issued and outstanding 11,193,416 Shares at March 31, 1998 and 9,817,171
          Shares at December 31, 1997                                                            1,120                 982
     Additional paid-in capital                                                                242,497             224,989
     Less Shares in treasury, at cost; 71,303 at March 31, 1998 and 42,103 at
          December 31, 1997                                                                     (1,019)               (626)
     Accumulated distributions                                                                 (60,457)            (58,456)
     Accumulated loss from operations and extraordinary gains (losses)                         (47,331)            (48,429)
     Accumulated net realized gain on sales of real estate                                       3,311               3,311
                                                                                             ---------           ---------
          Total Shareholders' Equity                                                           138,121             121,771
                                                                                             ---------           ---------

          Total Liabilities and Shareholders' Equity                                         $ 282,145           $ 258,395
                                                                                             =========           =========





    The accompanying notes are an integral part of these financial statements

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                               1998               1997
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  1,098           $  1,936
     Adjustments to reconcile net income to net cash
                 used in operating activities:
          Extraordinary gains                                                      --             (2,643)
          Gains on sale of real estate                                             --               (312)
          Minority interests in consolidated subsidiaries                          57                 --
          Depreciation                                                          1,521                606
          Amortization of deferred financing costs                                 60                 49
          Other amortization                                                       94                 87
          Changes in operating assets and liabilities:
                   (Increase) decrease in other assets and
                         restricted cash                                       (1,260)                61
                   Increase (decrease) in accounts payable, other
                         liabilities and tenant security deposits              (3,227)              (507)
                   (Decrease) increase in accrued interest                         --                263
                                                                             --------           --------
     Net Cash Used In Operating Activities                                     (1,657)              (460)
                                                                             --------           --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of real estate and related working capital           (14,892)                --
             Net proceeds from sale of real estate                                 --              2,029
             Capitalized expenditures                                          (1,122)              (176)
                                                                             --------           --------
     Net Cash Provided By Used In Investing Activities                        (16,014)             1,853
                                                                             --------           --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal repayments on mortgage notes payable                      (272)            (3,678)
             Proceeds from mortgage financing                                   7,891                 --
             Proceeds from sale of Shares, net                                 17,646                 --
             Purchase of treasury shares                                         (393)                --
             Distributions to minority interests                                  (40)                --
                                                                             --------           --------
     Net Cash Provided By (Used In) Financing Activities                       24,832             (3,678)
                                                                             --------           --------
     Net Increase (Decrease) in Cash and Cash Equivalents                       7,161             (2,285)
     Cash and Cash Equivalents at Beginning of Year                            11,683              4,010
                                                                             --------           --------
     Cash and Cash Equivalents at End of Year                                $ 18,844           $  1,725
                                                                             ========           ========
     Cash Paid for Interest                                                  $  2,603           $  1,092
                                                                             ========           ========
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
          Operating Partnership Units                                             875                 --
          Accounts Payable and tenant security deposits                            82                 --
                                                                             --------           --------
     Net Non-Cash Investing and Financing Activities                         $    957           $     --
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)


NOTE 1  --  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in American Industrial Properties REIT's (the "Trust") Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1997, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     The Trust is a self-administered Texas real estate investment trust which, as of March 31, 1998, owned and operated 39 commercial real estate properties consisting of 30 industrial properties, 7 office buildings and 2 retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, changed the name of the Trust to American Industrial Properties REIT and converted the Trust from a finite life entity to a perpetual life entity.

     Principles of Consolidation. The consolidated financial statements of the Trust include the accounts of the Trust and its wholly-owned subsidiaries and majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $689,000 and $525,000 at March 31, 1998 and December 31, 1997, respectively.

     Manhattan Towers, an office property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Manhattan Towers totaled $1,000,000 in the first quarter of 1998, representing 11.5% of the Trust's total revenues for the period.

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

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

NOTE 2  --  REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At March 31, 1998 and December 31, 1997, real estate was comprised of the following:

                                      MARCH 31,        DECEMBER 31,
                                        1998              1997
                                    ------------      ------------
Held for investment:

    Land .........................  $ 58,940,000      $ 56,315,000
    Buildings and improvements       223,207,000       208,997,000
                                    ------------      ------------
Total ............................  $282,147,000      $265,312,000
                                    ============      ============

     In the first quarter of 1998, the Trust acquired three real estate properties for approximately $15.9 million. To fund these acquisitions, the Trust paid approximately $7.1 million in cash, obtained $7.9 million of financing under an acquisition line of credit and issued approximately $0.9 million of limited partnership units (see Note 5).

     In accordance with accounting pronouncement EITF 97-11 the Trust has changed its capitalization policy with respect to internal preacquisition costs. As of March 19, 1998 the Trust has ceased capitalizing the costs related to the internal acquisition department. The Trust capitalized $160,000 and $401,000 for the three months ended March 31, 1998 and for the year ended December 31, 1997, respectively.


NOTE 3  --  MORTGAGE NOTES PAYABLE:

     At March 31, 1998, 30 of the Trust's 39 properties were subject to liens securing mortgage notes payable totaling $121,845,000. Of this amount, approximately $97,229,000 was represented by mortgage notes ($15,000,000 with a related party) with fixed interest rates ranging from 7.25% to 11.0% and a weighted average interest rate of 8.47%. Approximately $24,616,000 represented borrowings under the Trust's secured credit line. The secured credit line bears interest at the 30 day LIBOR rate plus 2% and matures in December 1998. The interest rate on this secured credit line at March 31, 1998 was 7.66%.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of March 31, 1998. The unused commitment under the line of credit at March 31, 1998 is $10.4 million, subject to certain restrictions and provisions of the line of credit. Subsequent to March 31, 1998, the maximum amount available under the line of credit was increased (see Note 11).


NOTE 4  --  UNSECURED NOTES PAYABLE:

     As a result of the December 31, 1997 merger with four real estate limited partnerships, the Trust assumed an unsecured indebtedness of $7,200,000 payable to a significant shareholder of the Trust. The maturity date of this debt was extended from March 1998 to April 1998. In April 1998, the Trust refinanced this amount with proceeds from a financing under its secured line of credit.


NOTE 5  --  MINORITY INTERESTS:

     Operating Partnerships. The AIP-SWAG Operating L.P. and the AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of March 31, 1998 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement, for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit in exchange for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

     Other Partnerships. In connection with the merger of four real estate limited partnerships, the Trust acquired a 55.84% interest in USAA Chelmsford Associates Joint Venture, a joint venture owning one office property. The remaining 44.16% interest is owned by a significant shareholder of the Trust. The financial position and results of operations of the joint venture is included in the consolidated financial statements of the Trust. The other venturer's interest in the partnership is reflected as minority interest in the accompanying consolidated financial statements.


NOTE 6  --  SHAREHOLDERS' EQUITY:

     Capital Stock. On March 5, 1998, the Trust announced a Share repurchase program, wherein the Trust may purchase up to 1,000,000 Shares over the next six months. These purchases will be made in open market transactions, as price and market conditions allow. As of March 31, 1998, the Trust has purchased 29,200 Shares in the open market, for an aggregate cost of $391,223. These Shares are held in treasury.

     Private Placement. On January 30, 1998, the Trust completed a $10 million private equity placement at $13.625 per Share. In February 1998, two investment groups exercised their preemptive rights and acquired $5 million and $3.75 million, respectively, of Shares at $13.625 per Share. The Shares are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares.


NOTE 7  --  TRANSACTIONS WITH RELATED PARTIES:

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum") an affiliate of a major shareholder of the Trust. For Quorum services, including but not limited to construction, tenant finish, leasing and management services, Quorum is paid competitive rates.

     Quorum earned management fees of $110,000 and leasing commissions of $106,000 for the quarter ended March 31, 1998. No such fees were earned in 1997.

NOTE 8  --  LITIGATION:

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998 the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. The Trust intends to vigorously defend against these claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

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


NOTE  9  --  DISTRIBUTIONS:

     On January 29, 1998, the Trust reinstated quarterly distributions to Shareholders. A distribution of $0.18 per share was payable on April 14, 1998, to shareholders of record on April 3, 1998.


NOTE 10  --  PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                    FOR THE QUARTER MARCH 31,
                                                                  ----------------------------
                                                                      1998             1997
                                                                  -----------      -----------
Basic and diluted earnings per share:
Numerator:
    Income/(Loss) before extraordinary items ...............      $ 1,098,000      $  (707,000)
    Extraordinary items ....................................               --        2,643,000
                                                                  -----------      -----------
    Net income .............................................      $ 1,098,000      $ 1,936,000
Denominator:
    Weighted average shares ................................       10,617,617        2,000,000
                                                                  -----------      -----------
Basic and diluted earnings per share:
    Income/(Loss) before extraordinary .....................      $      0.10      $     (0.35)
    Extraordinary items ....................................               --             1.32
                                                                  -----------      -----------
    Net income .............................................      $      0.10      $      0.97
                                                                  ===========      ===========

     Diluted earnings per share are the same as basic earnings per share for 1998 as (i) options to purchase 135,000 Shares at $15.00 per share and 4,000 shares at $14 11/16 per share were outstanding but were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive; and (ii) for 1997, the Trust has a loss from operations and, therefore, the effect would be antidilutive.

     At March 31, 1998, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per share and expire in October 2000.


NOTE 11  --  SUBSEQUENT EVENTS:

     Effective April 1, 1998, the Board of Trust Managers approved awards of 460,000 share options to 12 members of management. The options vest 20% annually and have an exercise price of $13.625 per share. The Board also approved grants of dividend equivalent rights to the 12 members of management whereby the grantees are entitled to receive a payment equal to the dividends declared and paid by the Trust on 460,000 Shares. The dividends payable to the grantees shall be paid annually on or before December 31 of each calendar year, for a period of ten years from the date of grant, unless earlier terminated. In addition, the Board approved the award of 27,000 restricted shares to four members of management. The restricted shares vest 25% annually beginning on the first anniversary date.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

     On April 15, 1998, the Trust completed a $24.7 million permanent refinancing of six properties under the secured acquisition line of credit. Terms of the permanent financing include an interest rate of 7.28%, 25 year principal amortization and a maturity of June 2008.

     On April 27, 1998, the Trust negotiated an increase in the Prudential Securities Credit Corporation ("PSCC") secured acquisition line from $35 million to $75 million. The variable interest rate was reduced from the 30 day LIBOR rate plus 2% to LIBOR plus 1.75%. The maturity remained December 1998. The Trust has currently borrowed $53.5 million towards new acquisitions and the refinancing of properties acquired in the merger with four real estate limited partnerships.

     On April 30, 1998, the Trust acquired a 260,000 square foot, one story office building in Austin, Texas. The Trust borrowed $15.5 million of the $22.2 million purchase price under a secured acquisition line and the remainder of the purchase price was paid in cash.

     On April 30, 1998, the Board of Trust Managers declared a distribution for the second quarter of 1998 of $0.20 per share, payable on July 14, 1998, to shareholders of record as of July 3, 1998.

     On May 6, 1998, the Trust acquired a portfolio of six light industrial and low-rise office properties totaling approximately 537,000 square feet, for total consideration of $43.5 million. Of the purchase price, $27.1 million was borrowed under a secured acquisition line and the remainder of the purchase price was paid in cash. The properties are located in Austin, Texas, Phoenix and Tucson, Arizona, Colorado Springs, Colorado and Albuquerque, New Mexico. The Trust intends to retire amounts borrowed under a secured acquisition line with proceeds from a permanent financing.

     Since March 31, 1998, the Trust has purchased an additional 61,800 Shares in the open market, for an aggregate cost of $804,859. These Shares are held in treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this report as well as the audited financial statements appearing in the Trust's 1997 Annual Report to Shareholders. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1998 to March 31, 1997

     The weighted average amount of net rentable square feet owned by the Trust increased from 1,446,000 during the three months ended March 31, 1997 to 4,193,000 for the same period in 1998, an increase of 190%. Property revenues increased 222% to $8,499,000 in 1998 from $2,637,000 in 1997, and net operating income increased 253% to $6,001,000 in 1998 from $1,701,000 in 1997 as a result of these acquisitions. The percentage increase in property revenues and net operating income was larger due to the significant amount of office properties acquired in late 1997. On a same property basis, property revenues increased from $2,362,000 in 1997 to $2,384,000 in 1998, an increase of 0.9%, comprised of a 1.1% decrease in revenue related to industrial properties and a 5.0% increase in revenue at the Trust's retail property in Denver, Colorado. The increase in revenue at the Trust's retail property stemmed principally from an increase in percentage rents (approximately $32,000), of which the majority related to higher ticket sales at the movie theatre tenant. The decrease in revenues at the Trust's industrial properties was due to a nonrecurring settlement from a lawsuit of approximately $40,000 received in 1997. Overall leased occupancy of the Trust's portfolio was 92.6% at March 31, 1998 compared to 91.1% at March 31, 1997.

     On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased from $1,504,000 in 1997 to $1,560,000 in 1998, an increase of 3.7%. This overall increase is comprised of a 1.1% decrease related to industrial properties and a 14.9% increase related to the Trust's retail property. The increase in the Trust's retail property is a result of the increase in revenue explained above, as well as lower operating expenses primarily as a result of a milder winter. Same property operating expenses decreased by 4.0%, primarily as a result of the milder winter.

     For the three months ending March 31, 1998, the Trust reported income before extraordinary items of $1,098,000, compared to a loss of $707,000 in 1997. This increase relates to the increase in net operating income of $4,300,000 explained above, an increase in interest income of $198,000 (due to higher investable amounts as a result of approximately $18.7 million in private equity placements in 1998), offset by an increase in total interest expense of $1,259,000 (due to the increased debt levels associated with property acquisitions), an increase in Trust administration and overhead expenses and litigation and proxy costs of $142,000 (consisting of an increase in general expenses of $378,000 due to the increased activity of the Trust during 1997 and 1998 and a decrease of $236,000 in litigation and proxy costs as a result of the settlement of shareholder litigation in 1996) and an increase in depreciation and amortization of $923,000 (due to the acquisition of approximately $167 million of properties during 1997). In addition, the Trust sold a property during the first quarter of 1997, resulting in a gain on sale of $312,000.

     During the first quarter of 1997, the Trust recognized extraordinary gains on extinguishment of debt of $2,643,000 resulting from the settlement of litigation.

     Cash flow used in operating activities in the first quarter of 1998 was $1,657,000. Included in this amount is a reduction of $4,487,000 related to an increase in other assets and restricted cash and a decrease in accounts payable, other liabilities and tenant security deposits. These amounts include certain items which the Trust believes to be nonrecurring, including the reclassification of certain accrued amounts and the payment of costs accrued at December 31, 1997 related to the Trust's merger with four real estate limited partnerships.

     Cash flow used in investing activities in the first quarter of 1998 was $16,014,000, representing amounts expended on the acquisition of real estate and related working capital totaling $14,892,000, and capitalized expenditures of $1,122,000.

     Cash flow provided by financing activities in the first quarter of 1998 was $24,832,000. This amount reflects proceeds from the mortgage financing on three properties of $7,891,000, net proceeds from the private placement of Shares of $17,646,000, principal repayments on mortgage and notes payable totaling approximately $272,000, and repurchase of Shares totaling $393,000.

Funds from Operations

     The Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") defines Funds from Operations ("FFO") as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include the non-recurring interest accrual related to the conversion of the modified notes held by an affiliate into Shares. Funds Available for Distribution ("FAD") is also presented as it more accurately portrays the ability of the Trust to make distributions because it reflects recurring capital expenditures.

     The Trust characterizes its capital expenditures as recurring and nonrecurring. Recurring capital expenditures include 1) tenant improvements and leasing commissions, which include improvements and prepaid leasing commissions related to new and renewing tenants; 2) capital repairs and replacements, which extend the useful life of an asset, such as roofs or parking lots; and 3) corporate fixed assets, which are primarily relate to corporate furniture, fixtures and equipment. Nonrecurring capital expenditures include 1) initial capital expenditures, which are costs identified at the time of property acquisition as costs required to bring the property to intended leasable condition at the acquisition date; and 2) expansions and renovations, which are expenditures resulting in additions to leasable square footage or major renovations which are revenue enhancing. A summary of capital expenditures for each of the three months ended March 31, 1998 and 1997 is a follows:

                                                    1998                     1997
                                            -------------------      -------------------
                                              Amt       PSF (a)        Amt       PFS (a)
                                            ------      -------      ------      -------
                                             (000)                    (000)
Recurring capital expenditures:
   Tenant improvements and leasing
      commissions ....................      $  386      $  0.09      $  176      $  0.12
   Capital repairs and replacements...          --           --          --           --
   Corporate fixed assets ............          64         0.02          --           --
                                            ------      -------      ------      -------
      Total ..........................         450      $  0.11         176      $  0.12
                                            ------      =======      ------      =======

Nonrecurring capital expenditures:
   Initial capital expenditures ......         672                       --
   Expansions and renovations ........          --                       --
                                            ------                  -------
      Total ..........................         672                       --
                                            ------                  -------
Total ................................      $1,122                  $   176
                                            ======                  =======

(a) Based on weighted average square feet owned of 4,193,000 in 1998, and 1,446,000 in 1997.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:



                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                   1998              1997
                                                                 ---------         --------
                                                                       (in thousands)
Net cash used in operating activities.....................       $ (1,657)          $  (460)

Net cash provided by (used in) investing
   activities.............................................       $(16,014)          $ 1,853

Net cash provided by (used in) financing activities.......         24,832            (3,678)

FFO AND FAD ARE CALCULATED AS FOLLOWS:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                  1998              1997
                                                                 -------           -------
                                                                       (in thousands)
NET INCOME ...............................................       $ 1,098           $ 1,936
   Exclude effects of:
       Real estate depreciation and amortization, net of
             minority interest share .....................         1,556               693
       Minority interest in operating
       partnerships ......................................            43                --
       Gain on sale of real
       estate ............................................            --              (312)
       Extraordinary gain on extinguishment of debt ......            --            (2,643)
       Non-recurring interest accrual related to
          conversion of debt to equity ...................            --               272
                                                                 -------           -------
Funds from Operations ....................................       $ 2,697           $   (54)
                                                                 =======           =======

Funds from Operations ....................................       $ 2,697           $   (54)
       Tenant improvements and leasing commissions .......          (386)             (176)
       Corporate fixed assets ............................           (64)               --
       Non-cash effect of straight-line rents on FFO .....          (164)               44
                                                                 -------           -------
Funds available for distribution .........................       $ 2,083           $  (186)
                                                                 =======           =======

Weighted average Shares outstanding (a) ..................         10,617.6           2,000.0

(a) The number of Shares outstanding for the three months ended March 31, 1997 have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. As of March 31, 1998, the Trust had $18.8 million in unrestricted cash.

     In order to fund future property acquisitions, the Trust anticipates entering into equity transactions from time to time. In January 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share. In February 1998, two shareholders exercised their preemptive rights and acquired $8.7 million of Shares at $13.625 per Share. On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Trust.

     On March 5, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. As of May 13, 1998, the Trust has purchased 91,000 Shares in the open market, at an aggregate cost of $1,196,000.

     The Trust will also initiate debt transactions from time to time as a means of sourcing capital with which to acquire properties. The Trust currently has a secured acquisition line of credit with Prudential Securities Credit Corporation "PSCC" which has a maturity in December 1998. The acquisition line was amended on April 30, 1998 to increase the maximum borrowing amount from $35 million to $75 million and to lower the variable interest rate to the 30 day LIBOR rate plus 1.75%. The Trust utilizes this line, which limits borrowing to 70% of the value of the properties acquired, to fund acquisitions and anticipates the repayment of this borrowing with proceeds from future equity fundings or permanent debt financings.

     At March 31, 1998, the Trust had $129.0 million in debt outstanding, of which approximately $104.4 million was represented by fixed rate debt with a weighted average interest rate of 8.51%, and of which approximately $24.6 million was represented by floating rate debt under the Trust's secured acquisition line with an interest rate at March 31, 1998 of 7.69%. Included in the debt outstanding is $7.2 million of unsecured debt with a fixed interest rate of 9.0%. At March 31, 1998, the Trust's total market capitalization (based upon a March 31, 1998 share price of $13.875 per Share) was approximately $280 million. Based upon this amount, the Trust's debt to total market capitalization at March 31, 1998 was 43.7%.

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

     On January 29, 1998, the Trust announced a reinstatement of quarterly distributions to shareholders and declared an $0.18 per Share distribution payable on April 14, 1998 to shareholders of record on April 3, 1998. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $33.9 million in net operating loss carryforwards, of which approximately $1.2 million per year could be utilized to reduce the payout required by the Internal Revenue Code of 95% of taxable income. However, the Trust intends to follow a distribution policy which targets a payout between 65% and 75% of FFO which will exceed the minimum payout required.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 15% to 25% of the Trust's tenants and related revenue annually. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures. Initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition, are estimated at $5,878,000 at March 31, 1998.


RECENT DEVELOPMENTS
Effective April 1, 1998, the Board of Trust Managers approved awards of 460,000 share options to 12 members of management. The options vest 20% annually and have an exercise price of $13.625 per share. The Board also approved grants of dividend equivalent rights to the 12 members of management whereby the grantees are entitled to receive a payment equal to the dividends declared and paid by the Trust on 460,000 Shares. The dividends payable to the grantees shall be paid annually on or before December 31 of each calendar year, for a period of ten years from the date of grant, unless earlier terminated. In addition, the Board approved the award of 27,000 restricted shares to four members of management. The restricted shares vest 25% annually beginning on the first anniversary date.

     On April 15, 1998, the Trust entered into a permanent financing of $24.7 million, collateralized by six properties, proceeds of which were used to retire $23.2 million borrowed under the secured acquisition line. The permanent financing, which has a ten year term and a 25 year principal amortization, bears interest at a fixed rate of 7.28%.

     On April 13, 1998, a purported class action lawsuit was filed on behalf of the former limited partners of USAA Income Properties III Limited Partnership, which was merged with and into the Trust by vote of the shareholders and limited partners in January 1998. The Trust, along with other entities, was named as a defendant. The suit asserts various claims, including breach of fiduciary duties and violations of securities laws in connection with the merger transaction. The suit seeks, among other things, both compensatory and punitive damages, including attorneys' fees and expenses. Although the Trust believes that the plaintiffs' claims are without merit and intends to vigorously defend itself, no assurance can be given as to the ultimate outcome of this litigation. In management's opinion, the liabilities, if any, that may ultimately result from such legal action is not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

     On April 27, 1998, the Trust borrowed approximately $36.6 million under its secured acquisition line with PSCC, pledging six properties as collateral. Approximately $23.2 million of this amount was used to repay existing indebtedness which had an average rate of 9.40%. Borrowings under the acquisition line bear interest at a variable rate which is approximately 7.44% at April 30, 1998.

     On April 30, 1998, the Trust acquired a 260,000 square foot one-story office building in Austin, Texas for $22.2 million. The acquisition was financed with borrowings of approximately $15.5 million under a secured acquisition line with PSCC. On May 6, 1998, the Trust purchased a portfolio comprised of six light industrial and low-rise office properties totaling approximately 537,000 square feet for $43.5 million. Approximately $27.2 million of the purchase price was financed under a secured acquisition line with PSCC. The PSCC secured acquisition line matures in December 1998. The Trust intends to repay these borrowings with proceeds from a permanent financing.

     On April 30, 1998, the Board of Trust Managers declared a distribution for the second quarter of 1998 of $0.20 per share, payable on July 14, 1998, to shareholders of record as of July 3, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

     On April 13, 1998 the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Trust.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     In January 1998, the Trust sold a total of 733,945 Shares at $13.625 per Share (total proceeds of $10,000,000) to Praedium II Industrial Associates LLC. The placement agent for the transaction was Prudential Securities, Inc. and the total commission charged was $400,000. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.

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

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     In January 1998, the Trust sold a total of 733,945 Shares at $13.625 per Share (total proceeds of $10,000,000) to Praedium II Industrial Associates LLC. The placement agent for the transaction was Prudential Securities, Inc. and the total commission charged was $400,000. This transaction was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering and the sale was made to an accredited investor.

     In February 1998, the Trust sold 367,000 Shares at $13.625 per Share (total proceeds of $5,000,000) to certain clients and affiliates of Morgan Stanley Asset Management, Inc. (collectively, "MSAM") and sold 275,300 Shares at $13.625 per Share (total proceeds of $3,750,000) to certain clients of ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership. The placement agent for these transactions was Prudential Securities, Inc. and the total commission charged was $350,000. These transactions were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transactions did not involve a public offering and the sales were made to an accredited investor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                           Exhibit No.               Description
                           -----------               -----------
                           27.1  *                   Financial Data Schedule

                  * Filed herewith


         (b)      Reports on Form 8-K

                           (1) Current Report on Form 8-K filed with the
                               Commission on November 25, 1997 and Amendment No. 1 thereto filed with the Commission on January 12, 1998
                           (2) Current Report on Form 8-K filed with the
                               Commission on January 20, 1998 and Amendment No. 1 thereto filed with the Commission on March 23, 1998;
                           (3) Current Report on Form 8-K filed with the
                               Commission on February 13, 1998 and Amendment No. 1 thereto filed with the Commission on March 23, 1998;
                           (4) Current Report on Form 8-K filed with the
                               Commission on February 25, 1998 and Amendment No 1 thereto filed with the Commission on March 3, 1998;
                           (5) Current Report on Form 8-K filed with the
                               Commission on March 23, 1998;
                           (6) Current Report on Form 8-K filed with the
                               Commission on April 20, 1998;

                           (7) Current Report on Form 8-K filed with the
                               Commission on May 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                                 (Registrant)


Date:  May 15, 1998                          /s/  MARC A. SIMPSON
                                   ---------------------------------------------
                                                  Marc A. Simpson
                                    Vice President and Chief Financial Officer
                                   (principal accounting and financial officer)

                              INDEX TO EXHIBITS



Exhibit No.           Description
-----------           -----------
 27.1  *              Financial Data Schedule


* Filed herewith