Form 10-Q/A
period 1998-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1998-05-27
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

(Mark One)

     |X| AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The undersigned Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 1998 to restate Part II - Other Information ("Part II"). The only variation between Amendment No. 1 and the original Quarterly Report on Form 10-Q is the certain elimination of paragraphs under the headings "Legal Proceedings" and "Changes in the Rights of the Company's Security Holders". This information was previously disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 1997. All other information contained in this amendment, including financial and property information, is identical to the information previously disclosed in the original report.

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


                                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                                 (Registrant)


Date:  May 27, 1998                          /s/  MARC A. SIMPSON
                                   ---------------------------------------------
                                                  Marc A. Simpson
                                    Vice President and Chief Financial Officer
                                   (principal accounting and financial officer)

                              INDEX TO EXHIBITS



Exhibit No.           Description
-----------           -----------
 27.1  *              Financial Data Schedule


* Filed herewith