Form 10-Q
period 1998-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1998-08-14
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                                       OR

   | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the transition period from      to
                                                               ------   ------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,336,041 Shares of Beneficial Interest were outstanding as of August 11, 1998.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                    FORM 10-Q

           FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 1998



                                      INDEX


                                                                                                   Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997 (unaudited)...............................................  3

              Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
              December 31, 1997......................................................................  4

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1998 and 1997 (unaudited).....................................................  5

              Notes to Consolidated Financial Statements (unaudited).................................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................. 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 16


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................... 17

     Item 2.  Changes in the Rights of the Company's Security Holders................................ 17

     Item 6.  Exhibits and Reports on Form 8-K....................................................... 17


SIGNATURES........................................................................................... 18


                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)



                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                      ------------------------------      ------------------------------
                                                         1998              1997                1998              1997
                                                      ------------      ------------      ------------      ------------
REVENUES
     Rents                                            $      8,533      $      1,925      $     15,763      $      3,895
     Tenant reimbursements                                   2,371               659             3,640             1,326
     Interest income                                           171                 2               398                31
                                                      ------------      ------------      ------------      ------------
                                                            11,075             2,586            19,801             5,252
                                                      ------------      ------------      ------------      ------------
EXPENSES
     Property operating expenses:
        Property taxes                                       1,072               332             2,000               687
        Property management fees                               339                96               598               194
        Utilities                                              539                86               857               183
        General operating                                      852               203             1,273               422
        Repairs and maintenance                                348                90               593               179
        Other property operating expenses                      391                98               718               176
     Depreciation and amortization                           1,937               697             3,553             1,390
     Interest on unsecured notes payable                        48               495               208               885
     Interest on mortgages payable                           3,431               947             5,934             1,961
     Administrative expenses:
        Trust administration and overhead                      955               395             1,749               811
        Litigation and proxy costs                              --               201                --               437
                                                      ------------      ------------      ------------      ------------
                                                             9,912             3,640            17,483             7,325
                                                      ------------      ------------      ------------      ------------
     Gain (loss) from operations                             1,163            (1,054)            2,318            (2,073)

     Minority interests in
         consolidated subsidiaries                             (62)               --              (119)               --
     Gain on sale of real estate                                --                --                --               312
                                                      ------------      ------------      ------------      ------------
     Income (loss) before extraordinary items                1,101            (1,054)            2,199            (1,761)
     Extraordinary gain on extinguishment of debt               --                --                --             2,643
                                                      ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                     $      1,101      $     (1,054)     $      2,199      $        882
                                                      ============      ============      ============      ============


PER SHARE DATA (BASIC AND DILUTED) (A)
     Income (loss) before extraordinary items         $       0.10      $      (0.53)     $       0.20      $      (0.88)
     Extraordinary gain on extinguishment of debt               --                --                --              1.32
                                                      ------------      ------------      ------------      ------------
     Net  Income (Loss)                               $       0.10      $      (0.53)     $       0.20      $       0.44
                                                      ============      ============      ============      ============
     Distributions Paid                               $       0.20      $         --      $       0.38      $         --
                                                      ============      ============      ============      ============

     Weighted average shares outstanding-basic          11,080,452         2,000,000        10,849,035         2,000,000
                                                      ============      ============      ============      ============

     Weighted average shares outstanding-diluted        11,107,452         2,000,000        10,862,535         2,000,000
                                                      ============      ============      ============      ============




     (a) The number of Shares outstanding and per share data for the three and six months ended June 30, 1997 have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.

                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                                      JUNE 30,        December 31,
                                                                                        1998              1997
                                                                                    ------------      ------------
                                                                                     (unaudited)
                                       ASSETS
Real estate:
     Held for investment                                                            $    349,330      $    265,312
     Accumulated depreciation                                                            (28,874)          (25,521)
                                                                                    ------------      ------------
     Net real estate                                                                     320,456           239,791
Cash and cash equivalents:
     Unrestricted                                                                         10,107            11,683
     Restricted                                                                            3,926             2,121
                                                                                    ------------      ------------
     Total cash and cash equivalents                                                      14,033            13,804
Other assets, net                                                                          7,536             4,800
                                                                                    ------------      ------------

     Total Assets                                                                   $    342,025      $    258,395
                                                                                    ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable                                                         $    189,519      $    114,226
     Unsecured notes payable                                                                  --             7,200
     Accrued interest                                                                      1,098               269
     Accounts payable, accrued expenses and other liabilities                              4,286             7,231
     Distribution payable                                                                  2,394                --
     Tenant security deposits                                                              1,414             1,254
                                                                                    ------------      ------------
          Total Liabilities                                                              198,711           130,180
                                                                                    ------------      ------------

Minority interests                                                                         7,268             6,444

Shareholders' Equity:
     Shares of beneficial interest, $0.10 par value; authorized 500,000,000
           Shares issued and outstanding 11,231,680 Shares at June 30, 1998 and
           9,817,171 Shares at December 31, 1997                                           1,124               982
     Additional paid-in capital                                                          242,415           224,989
     Less Shares in treasury, at cost; 138,086 at June 30, 1998 and 42,103 at
           December 31, 1997                                                              (1,888)             (626)
     Accumulated distributions                                                           (62,686)          (58,456)
     Accumulated loss from operations and extraordinary gains (losses)                   (46,230)          (48,429)
     Accumulated net realized gain on sales of real estate                                 3,311             3,311
                                                                                    ------------      ------------
          Total Shareholders' Equity                                                     136,046           121,771
                                                                                    ------------      ------------

          Total Liabilities and Shareholders' Equity                                $    342,025      $    258,395
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

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                              Six Months Ended
                                                                                  June 30,
                                                                           --------------------------
                                                                             1998            1997
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    2,199      $      882
     Adjustments to reconcile net income to net cash
               used in operating activities:
          Extraordinary gains                                                      --          (2,643)
          Gains on sale of real estate                                             --            (312)
          Minority interests in consolidated subsidiaries                         119              --
          Depreciation                                                          3,353           1,218
          Amortization of deferred financing costs                                181              98
          Other amortization                                                      617             172
          Changes in operating assets and liabilities:
                   (Increase) decrease in other assets and
                         restricted cash                                       (4,377)             57
                   Decrease in accounts payable, other
                         liabilities and tenant security deposit               (3,255)           (623)
                   Increase in accrued interest                                   829             636
                                                                           ----------      ----------

Net Cash Used In Operating Activities                                            (334)           (515)
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of real estate and related working capita               (80,565)             --
          Net proceeds from sale of real estate                                    --           2,029
          Capitalized expenditures                                             (2,905)           (430)
                                                                           ----------      ----------

Net Cash Provided By (Used In) Investing Activities                           (83,470)          1,599
                                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal repayments on mortgage notes payable                      (47,032)         (3,841)
          Proceeds from mortgage financing                                    115,125              --
          Proceeds from sale of Shares, net                                    17,568              --
          Purchase of treasury shares                                          (1,262)             --
          Distributions to minority interests                                    (170)             --
          Distributions to shareholders                                        (2,001)             --
                                                                           ----------      ----------

Net Cash Provided By (Used In) Financing Activities                            82,228          (3,841)
                                                                           ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (1,576)         (2,757)

Cash and Cash Equivalents at Beginning of Year                                 11,683           4,010
                                                                           ----------      ----------

Cash and Cash Equivalents at End of Year                                   $   10,107      $    1,253
                                                                           ==========      ==========

Cash Paid for Interest                                                     $    5,132      $    2,112
                                                                           ==========      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Operating partnership units                                                  875              --
     Other assets and unrestricted cash                                          (427)             --
     Accounts payable and tenant security deposits                                635              --
     Declaration of distributions                                               2,219
                                                                           ==========      ==========
Net Non-Cash Investing and Financing Activities                            $    3,302      $       --
                                                                           ==========      ==========





                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
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

         The Trust is a self-administered Texas real estate investment trust which, as of June 30, 1998, owned and operated 46 commercial real estate properties consisting of 34 industrial properties, 10 office buildings and 2 retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, changed the name of the Trust to American Industrial Properties REIT and converted the Trust from a finite life entity to a perpetual life entity.

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

         Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $881,000 and $525,000 at June 30, 1998 and December 31, 1997, respectively.

         Manhattan Towers, an office property, has rental revenues in excess of 10% of the total revenues of the Trust. Rental revenues and tenant reimbursements from Manhattan Towers totaled $1,223,000 in the second quarter of 1998, representing 11% of the Trust's total revenues for the period.

         Income Tax Matters. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets, the estimated useful lives used to compute depreciation and the straight line rent adjustment.

         Reverse Share Split. On October 15, 1997, the Trust's shareholders approved a one-for-five reverse share split of its Common Shares of Beneficial Interest ("Shares"). All references to the number of Shares and per Share amounts have been restated to reflect the impact of the reverse Share split.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)


NOTE 2  --  REAL ESTATE:

         At June 30, 1998 and December 31, 1997, real estate was comprised of the following:


                                                              JUNE 30,             DECEMBER 31,
                                                                1998                  1997
                                                           -------------          -------------
               Held for investment:
                   Land.................................   $  75,789,000          $  56,315,000
                   Buildings and improvements                273,541,000            208,997,000
                                                           -------------          -------------
               Total....................................   $ 349,330,000          $ 265,312,000
                                                           =============          =============



         In the second quarter of 1998, the Trust acquired seven real estate properties for approximately $65.8 million. To fund these acquisitions, the Trust paid approximately $23.1 million in cash and obtained $42.7 million of financing under a secured bridge loan.

         In accordance with accounting pronouncement EITF 97-11, the Trust has changed its capitalization policy with respect to internal preacquisition costs. On March 19, 1998, the Trust ceased capitalizing the costs related to the internal acquisition department. The Trust capitalized $160,000 through March 19, 1998 and $401,000 for the year ended December 31, 1997.


NOTE 3  --  MORTGAGE NOTES PAYABLE:

         At June 30, 1998, 41 of the Trust's 46 properties were subject to liens securing mortgage notes payable totaling $189,519,000. Of this amount, approximately $108,836,000 was represented by mortgage notes with fixed interest rates ranging from 7.25% to 11.0% and a weighted average interest rate of 8.0%. Approximately $38,033,000 and $42,650,000 represented borrowings under the Trust's secured acquisition credit line and secured bridge loan, respectively, with Prudential Securities Credit Corporation. The acquisition credit line and bridge loan bear interest at the 30 day LIBOR rate plus 1.75% and mature in December 1998. The interest rate at June 30, 1998 was 7.41%.

         Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the line of credit and bridge loan, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of June 30, 1998. The unused commitment under the acquisition credit line and the bridge loan at June 30, 1998 are $37.0 and $2.3 million, respectively, subject to certain restrictions and provisions of the line of credit.


NOTE 4  --  UNSECURED NOTES PAYABLE:

         As a result of the December 31, 1997 merger with four real estate limited partnerships, the Trust assumed an unsecured indebtedness of $7,200,000 payable to a significant shareholder of the Trust. In April 1998, the Trust refinanced this amount with proceeds from a financing under its acquisition credit line.


NOTE 5  --  MINORITY INTERESTS:

         Operating Partnerships. The AIP-SWAG Operating L.P. and the AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of June 30, 1998 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The

Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

         Other Partnerships. In connection with the merger of four real estate limited partnerships, effective December 31, 1997, the Trust acquired a 55.84% interest in Chelmsford Associates LLC, formerly Chelmsford Associates Joint Venture, a joint venture owning one office property. The remaining 44.16% interest is owned by a significant shareholder of the Trust. The financial position and results of operations of the joint venture is included in the consolidated financial statements of the Trust. The other venturer's interest in the partnership is reflected as minority interest in the accompanying consolidated financial statements.


NOTE 6  --  SHAREHOLDERS' EQUITY:

         Capital Stock. On March 5, 1998, the Trust announced a Share repurchase program, wherein the Trust may purchase up to 1,000,000 Shares over the next six months. These purchases will be made in open market transactions, as price and market conditions allow. As of June 30, 1998, the Trust has purchased 95,983 Shares in the open market, for an aggregate cost of $1,258,958. These Shares are held in treasury.

         On March 24, 1998 the Trust announced a dividend reinvestment and share purchase plan. As of June 30, 1998, 11,264 Shares were purchased for a cost of $138,618.

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

         Share Options, Dividend Equivalent Rights and Restricted Shares. Effective April 1, 1998, the Board of Trust Managers approved awards of 460,000 share options to 12 members of management. The options vest 20% annually and have an exercise price of $13.625 per Share. The Board also approved grants of dividend equivalent rights to the 12 members of management whereby the grantees are entitled to receive a payment equal to the dividends declared and paid by the Trust on 460,000 Shares. The dividends payable to the grantees shall be paid annually on or before December 31 of each calendar year, for a period of ten years from the date of grant, unless earlier terminated. In addition, the Board approved the award of 27,000 restricted shares to four members of management. The restricted shares vest 25% annually beginning on the first anniversary date of the date of grant.


NOTE 7  --  TRANSACTIONS WITH RELATED PARTIES:

         Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum") an affiliate of a major shareholder of the Trust. For Quorum services, including but not limited to construction, tenant finish, leasing and management, Quorum is paid competitive rates.

         The Trust paid management fees of $139,000 and leasing commissions of $19,000 to Quorum for the quarter ended June 30, 1998. For the six months ended June 30, 1998, management fees and leasing commissions paid by the Trust to Quorum were $249,000 and $125,000, respectively. No such fees were paid by the Trust in 1997.


NOTE 8  --  LITIGATION:

         The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998 the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. The Trust intends to vigorously defend against these claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

         Although the Trust is not currently involved in any significant litigation other than that described above, the Trust may, on occasion and in the normal course of business, be involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.


NOTE  9  --  DISTRIBUTIONS:

         On January 29, 1998, the Trust reinstated quarterly distributions to shareholders. A distribution of $0.18 per share was paid on April 14, 1998, to shareholders of record on April 3, 1998. A distribution of $0.20 per share was payable on July 14, 1998, to shareholders of record on July 3, 1998.


NOTE 10  --  PER SHARE DATA:

         The following table sets forth the computation of basic and diluted earnings per share:


                                                           FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ---------------------------      ---------------------------
                                                          1998            1997              1998            1997
                                                       -----------     -----------      -----------     -----------
Basic and diluted earnings per share:
Numerator:
    Income/(Loss) before extraordinary items .....     $ 1,101,000     $(1,054,000)     $ 2,199,000     $(1,761,000)
    Extraordinary items ..........................              --              --               --       2,643,000
                                                       -----------     -----------      -----------     -----------
    Net income ...................................     $ 1,101,000     $(1,054,000)     $ 2,199,000     $   882,000
Denominator:
    Weighted average shares ......................      11,080,452       2,000,000       10,849,035       2,000,000
    Plus restricted shares .......................          27,000              --           13,500              --
                                                       -----------     -----------      -----------     -----------
    Adjusted weighted average shares .............      11,107,452       2,000,000       10,862,535       2,000,000

Basic and diluted earnings per share:
    Income/(Loss) before extraordinary ...........     $      0.10     $     (0.53)     $      0.20     $     (0.88)
    Extraordinary items ..........................              --              --               --            1.32
    Net income ...................................     $      0.10     $     (0.53)     $      0.20     $      0.44


         The following potential common Shares were not included in the adjusted weighted average shares for 1998 as (i) options to purchase 460,000 Shares at $13.625 per share, 135,000 Shares at $15.00 per share and 4,000 Shares at $14.688 per share were outstanding but were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive; and (ii) diluted earnings per share are the same as basic earnings per share for 1997, as the Trust had a loss from operations and, therefore, the effect would be antidilutive.

         At June 30, 1998, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the Shares the effect would be antidilutive.

         On April 1, 1998, 27,000 restricted Shares were issued to members of management pursuant to the Trust's Employee and Trust Manager Share Incentive Plan. The restricted Shares vest 25% annually beginning on the first anniversary date of the date of grant.


NOTE 11  --  SUBSEQUENT EVENTS:

         On July 17, 1998, the Trust paid off a mortgage loan of approximately $1.2 million, which carried a fixed interest rate of 11%. The Trust incurred a prepayment penalty of approximately $12,000.

         On July 29, 1998, the Board of Trust Managers declared a distribution for the third quarter of 1998 of $0.20 per share, payable on October 14, 1998, to shareholders of record as of October 2, 1998.

         On July 30, 1998, the Trust purchased Norfolk Commerce Park, a 323,731 square foot light industrial project consisting of three buildings in Norfolk, Virginia for $20,450,000. The acquisition was initially funded with proceeds from a $21.2 million demand note to Developers Diversified Realty Corporation ("DDR"). Terms of the note include an interest rate of 10.25% and interest only payments to be paid quarterly. This note was reduced to $6.5 million with proceeds from the equity transaction described below.

         On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase and Merger Agreements (the "Agreements"), dated to be effective as of July 30, 1998, DDR will acquire approximately $115 million of newly issued common shares of beneficial interest at $15.50 per share. DDR made an initial purchase of 949,147 shares for $14.7 million and additionally acquired 1,258,471 shares in exchange for five properties previously owned by DDR and valued at approximately $19.5 million. The total shares acquired represent 19.9% of the Trust's outstanding shares. DDR will purchase an additional 5,226,583 shares for $81.0 million, increasing its ownership to 40.0% of the Trust's shares on a fully-diluted basis, following shareholder approval at a Special Meeting of Shareholders to be held before the end of 1998, to fund property acquisitions.

         The Trust acquired the five industrial properties under the Merger Agreement between the Trust and DDR Office Flex Corporation, a wholly owned subsidiary of DDR. The five properties, consisting of light and bulk industrial space totaling approximately 464,000 square feet, are located in the Cleveland, Ohio area.

         Concurrent with entering into the Agreements, the Trust increased its Board of Trust Managers by four positions and appointed DDR designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named Chairman of the Board of Trust Managers.

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


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1998 to June 30, 1997

         The weighted average amount of net rentable square feet owned by the Trust increased from 1,403,000 square feet during the three months ended June 30, 1997 to 4,837,000 square feet for the same period in 1998, an increase of 245%. Property revenues increased 322% to $10,904,000 in 1998 from $2,584,000 in 1997, and net operating income increased 339% to $7,363,000 in 1998 from $1,679,000 in 1997 as a result of these acquisitions. The percentage increase in property revenues and net operating income was larger due to the significant amount of office properties acquired in late 1997. Overall leased occupancy of the Trust's portfolio was 91.1% at June 30, 1998 compared to 93.7% at June 30, 1997. This decrease in occupancy reflects the 1998 acquisition of certain properties with less than stabilized occupancy and the non-renewal of certain tenants occurring during June 1998.

        On a same property basis, property revenues increased from $2,413,000 in 1997 to $2,481,000 in 1998, an increase of 2.8%, comprised of a 1.6% increase in revenue related to nine industrial properties, a 19.3% increase in revenue related to an office property, and a 1.8% increase in revenue at the Trust's retail property in Denver, Colorado.

        On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased from $1,548,000 in 1997 to $1,567,000 in 1998, an increase of 1.2%. This overall increase is comprised of a 1.2% increase related to nine industrial properties, a 21.4% increase related to an office property, and a 2.1% decrease related to the Trust's retail property. Same property operating expenses increased by 5.7%, due in large part to higher property taxes.

         For the three months ending June 30, 1998, the Trust reported income before extraordinary items of $1,101,000, compared to a loss of $1,054,000 in 1997. This increase relates to the increase in net operating income of $5,684,000 explained above, an increase in interest income of $169,000 (due to higher investable amounts as a result of approximately $18.7 million in private equity placements in 1998), offset by an increase in total interest expense of $2,037,000 (due to the increased debt levels associated with property acquisitions), an increase in Trust administration and overhead expenses and litigation and proxy costs of $359,000 (consisting of an increase in general expenses of $560,000 due to the increased activity of the Trust during 1997 and 1998 and a decrease of $201,000 in litigation and proxy costs as a result of the settlement of shareholder litigation in 1996) and an increase in depreciation and amortization of $1,240,000 (due to the acquisition of approximately $250 million of properties between August 1997 and May 1998).


Comparison of Six Months Ended June 30, 1998 to June 30, 1997

         The weighted average amount of net rentable square feet owned by the Trust during the six months ended June 30, 1998 increased to 4,521,000 square feet from 1,424,000 square feet for the same period in 1997, an increase of 217%. Property revenues increased 272% to $19,403,000 for the six months ended June 30, 1998 from $5,221,000 for the same period in 1997, and net operating income increased 295% to $13,364,000 for the six months ended June 30, 1998 from $3,380,000 for the same period in 1997 as a result of acquisitions. The percentage increase in property revenues and net operating income was larger than the percentage increase in the weighted average square feet owned primarily as a result of the significant amount of office properties acquired in late 1997.

         On a same property basis, property revenues increased from $4,775,000 for the six months ended June 30, 1997 to $4,865,000 for the same period in 1998, an increase of 1.9%, comprised of a 0.2% decrease in revenue related to nine industrial properties, a 14.2% increase in revenue at an office property, and a 3.4% increase in revenue at the Trust's retail property in Denver, Colorado. The increase in revenue at the Trust's retail property stemmed principally from an increase in percentage rents, of which the majority related to higher ticket sales at the movie theatre tenant.

         On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased from $3,052,000 for the six months ended June 30, 1997 to $3,125,000 for the same period in 1998, an increase of 2.4%. This overall increase is comprised of a 0.1% decrease related to nine industrial properties a 15.5% increase related to an office property, and a 6.5% increase related to the Trust's retail property. The increase in the Trust's retail property is primarily related to the increase in revenue explained above. Same property operating expenses increased by 1.0%.

         During the six months ended June 30, 1997, the Trust recognized extraordinary gains on extinguishment of debt of $2,643,000 resulting from the settlement of litigation.

         Cash flow used in operating activities in the six months ended June 30, 1998 was $334,000. Included in this amount is $4,377,000 related to an increase in other assets and restricted cash and $3,255,000 related to a decrease in accounts payable, other liabilities and tenant security deposits. These amounts include certain items which the Trust believes to be nonrecurring, including the reclassification of certain accrued amounts and the payment of costs accrued at December 31, 1997 related to the Trust's merger with four real estate limited partnerships.

         Cash flow used in investing activities in the six months ended June 30, 1998 was $83,470,000, representing amounts expended on the acquisition of real estate and related working capital totaling $80,565,000, and capitalized expenditures of $2,905,000.

         Cash flow provided by financing activities in the six months ended June 30, 1998 was $82,228,000. This amount reflects net proceeds from mortgage financings and repayments of mortgage principal of $68,093,000, net proceeds from the private placement of Shares of $17,568,000, repurchase of Shares totaling $1,262,000 and distributions to shareholders of $2,001,000.

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

         A summary of capital expenditures for each of the six months ended June 30, 1998 and 1997 is as follows:



                                                                         1998                  1997
                                                                 ------------------     --------------------
                                                                  Amt        PSF (a)      Amt         PFS (a)
                                                                 (000)                  (000)
 Recurring capital expenditures:
         Tenant improvements and
            leasing commissions ............................     $   857     $  0.19     $   430     $  0.30
         Capital repairs and replacements ..................          26        0.01          --          --
         Corporate fixed assets ............................         143        0.03          --          --
                                                                 -------     -------     -------     -------
            Total ..........................................       1,026     $  0.23         430     $  0.30
                                                                 =======     =======     =======     =======

 Nonrecurring capital expenditures:

         Initial capital expenditures ......................       1,616                      --
         Expansions and renovations ........................         263                      --
                                                                 -------                 -------
            Total ..........................................       1,879                      --
                                                                 -------                 -------
      Total ................................................     $ 2,905                 $   430
                                                                 =======                 =======




                   (a) Based on weighted average square feet owned of 4,521,000 in 1998, and 1,424,000 in 1997.

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

         The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -------------------------    ------------------------
                                                                 1998         1997            1998         1997
                                                                   (in thousands)              (in thousands)

      Net cash provided by (used in) operating                $   1,323    $  (55)           $  (334)   $  (515)
      activities
      Net cash provided by (used in) investing                  (67,456)     (254)           (83,470)      1,599
      activities
      Net cash provided by (used in) financing                   57,396      (163)            82,228      (3,841)
      activities

         The following table shows the Trust's calculation of FFO AND FAD:



                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                             ------------------------------      ------------------------------
                                                                 1998             1997              1998               1997
                                                             ------------      ------------      ------------      ------------
                                                                        (in thousands)                     (in thousands)

NET INCOME/(LOSS) ........................................   $      1,101      $     (1,054)     $      2,199      $        882

    Exclude effects of:
       Real estate depreciation and
          amortization, net of minority
          interest  share ................................          1,874               696             3,430             1,389
       Minority interest in operating
           partnerships ..................................             47                --                90                --
       Gain on sale of real estate .......................             --                --                --              (312)
       Extraordinary  gain on extinguishment of
       debt ..............................................             --                --                --            (2,643)
       Non-recurring  interest  accrual related
       to conversion of debt to equity ...................             --               375                --               647
                                                             ------------      ------------      ------------      ------------
Funds from Operations ....................................   $      3,022      $         17      $      5,719      $        (37)
                                                             ============      ============      ============      ============

Funds from Operations ....................................   $      3,022      $         17      $      5,719      $        (37)

       Tenant improvements and leasing commissions .......           (471)             (254)             (857)             (430)
       Corporate repairs and replacements ................            (26)               --               (26)               --
       Corporate fixed assets ............................            (79)               --              (143)               --
       Non-cash effect of  straight-line  rents on FFO ...           (193)                1              (357)               45
                                                             ------------      ------------      ------------      ------------
Funds available for distribution .........................   $      2,253      $       (236)     $      4,336      $       (422)
                                                             ============      ============      ============      ============

Weighted average Shares and operating
partnership units outstanding (a) ........................     11,317,870         2,000,000        11,086,453         2,000,000




  (a) The number of Shares outstanding for the three and six months ended June 30, 1997 have been restated to reflect the impact of the one-for-five reverse Share split, which was approved by the Trust's shareholders on October 15, 1997.


YEAR 2000 ISSUES

         Some older computer software was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. As of June 30, 1998, the Trust had $10.1 million in unrestricted cash.

         In order to fund future property acquisitions, the Trust anticipates entering into equity transactions from time to time. In January 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share. In February 1998, two shareholders exercised their preemptive rights and acquired an aggregate of $8.7 million of Shares at $13.625 per Share. On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Trust.

         On March 5, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. As of August 12, 1998, the Trust has purchased 95,983 Shares in the open market, at an aggregate cost of approximately $1,259,000.

         The Trust will also initiate debt transactions from time to time as a means of sourcing capital with which to acquire properties. The Trust currently has a secured acquisition line of credit with Prudential Securities Credit Corporation ("PSCC") which has a maturity in December 1998. The acquisition line was amended on April 30, 1998 to increase the maximum borrowing amount from $35 million to $75 million and to lower the variable interest rate to the 30 day LIBOR rate plus 1.75%. The Trust utilizes this line, which limits borrowing to 70% of the value of the properties acquired, to fund acquisitions and anticipates the repayment of this borrowing with proceeds from future equity fundings or permanent debt financings.

         At June 30, 1998, the Trust had $189.5 million in debt outstanding, of which approximately $108.8 million was represented by fixed rate debt with a weighted average interest rate of 8.0%, and of which approximately $80.7 million was represented by floating rate debt under a secured acquisition line and a secured bridge loan with an interest rate at June 30, 1998 of 7.41%. At June 30, 1998, the Trust's total market capitalization (based upon a June 30, 1998 share price of $13.00 per Share) was approximately $333.7 million. Based upon this amount, the Trust's debt to total market capitalization ratio at June 30, 1998 was 56.8%.

         On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions with funds generated by the operations of its real estate properties. Should such funds not cover these needs, the possibility of future distributions may be reduced or eliminated. Although the Trust currently intends to lower its debt to total market capitalization ratio to less than 50%, the Trust may exceed this leverage ratio in order to fund growth opportunities in anticipation of reducing this leverage through future equity offerings. Should the Trust be unable to complete anticipated equity offerings, the risk of financial default would increase.

         On January 29, 1998, the Trust announced a reinstatement of quarterly distributions to shareholders. A distribution of $0.18 per Share was paid on April 14, 1998 to shareholders of record on April 3, 1998. A distribution of $0.20 per Share was payable on July 14, 1998 to shareholders of record on July 3, 1998. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $33.9 million in net operating loss carryforwards, of which approximately $1.2 million per year could be utilized to reduce the payout required by the Internal Revenue Code of 95% of taxable income. However, the Trust intends to follow a distribution policy which targets a payout between 65% and 75% of FFO which will exceed the minimum payout required.

         The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 15% to 25% of the Trust's tenants and related revenue annually. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures. Initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition, are estimated at $8,017,000 at June 30, 1998.


RECENT DEVELOPMENTS

         On July 17, 1998, the Trust paid off a mortgage loan of approximately $1.2 million, which carried a fixed interest rate of 11%. The Trust incurred a prepayment penalty of approximately $12,000.


         On July 29, 1998, the Board of Trust Managers declared a distribution for the third quarter of 1998 of $0.20 per share, payable on October 14, 1998, to shareholders of record as of October 2, 1998.

         On July 30, 1998, the Trust purchased Norfolk Commerce Park, a 323,731 square foot light industrial project consisting of three buildings in Norfolk, Virginia for $20,450,000. The acquisition was initially funded with proceeds from a $21.2 million demand note to DDR. Terms of the note include an interest rate of 10.25% and interest only payments to be paid quarterly. This note was reduced to $6.5 million with proceeds from the equity transaction described below.

         On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase and Merger Agreements (the "Agreements"), dated to be effective as of July 30, 1998, DDR will acquire approximately $115 million of newly issued common shares of beneficial interest at $15.50 per share. DDR made an initial purchase of 949,147 shares for $14.7 million and additionally acquired 1,258,471 shares in exchange for five properties previously owned by DDR and valued at approximately $19.5 million. The total shares acquired represent 19.9% of the Trust's outstanding shares. DDR will purchase an additional 5,226,583 shares for $81.0 million, increasing its ownership to 40.0% of the Trust's shares on a fully-diluted basis, following shareholder approval at a Special Meeting of Shareholders to be held before the end of 1998, to fund property acquisitions.

         The Trust acquired the five industrial properties under the Merger Agreement between the Trust and DDR Office Flex Corporation, a wholly owned subsidiary of DDR. The five properties, consisting of light and bulk industrial space totaling approximately 464,000 square feet, are located in the Cleveland, Ohio area.

         Concurrent with entering into the Agreements, the Trust increased its Board of Trust Managers by four positions and appointed DDR designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named Chairman of the Board of Trust Managers.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

         On April 13, 1998 the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. The Trust intends to vigorously defend against the plaintiffs' claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal action are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                           Exhibit No.               Description
                           ----------                -----------
                           27.1  *                   Financial Data Schedule

                  * Filed herewith

         (b)      Reports on Form 8-K

                           (1) Current Report on Form 8-K filed with the Commission on April 20, 1998;

                           (2) Current Report on Form 8-K filed with the Commission on May 14, 1998 and Amendment No. 1 thereto filed with the Commission on July 13, 1998;

                           (3) Amendment No. 1 filed with the Commission on May 15, 1998 to Current Report of Form 8-K filed with the Commission on March 23, 1998;

                           (4) Current Report on Form 8-K filed with the Commission on May 22, 1998;

                           (5) Current Report on Form 8-K filed with the Commission on June 17, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                  (Registrant)




Date: August 14, 1998                 /s/     MARC A. SIMPSON
                             --------------------------------------------------
                                             Marc A. Simpson
                             Senior Vice President and Chief Financial Officer
                                      (principal financial officer)


Date: August 14, 1998               /s/     GARY A. WILLIAMS
                              -------------------------------------------------
                                           Gary A. Williams
                                  Vice President and Chief Accounting Officer
                                        (principal accounting officer)

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

 27                      Financial Data Schedule