Form 10-Q
period 1998-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1998-11-13
CIK 778437

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                          COMMISSION FILE NUMBER 1-9016

                           ----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,352,127 Shares of Beneficial Interest were outstanding as of November 9, 1998.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                                    FORM 10-Q

        FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                      INDEX


                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 (unaudited)..........................................  3

              Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
              December 31, 1997......................................................................  4

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997 (unaudited)................................................  5

              Notes to Consolidated Financial Statements (unaudited).................................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................ 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 17


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................... 18

     Item 2.  Changes in the Rights of the Company's Security Holders................................ 18

     Item 6.  Exhibits and Reports on Form 8-K....................................................... 19


SIGNATURES........................................................................................... 20

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)


                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                             ------------------------------      ------------------------------
                                                                  1998             1997              1998              1997
                                                             ------------      ------------      ------------      ------------
REVENUES
     Rents                                                   $     10,448      $      2,007      $     26,211      $      5,902
     Customer reimbursements                                        1,971               559             5,611             1,885
     Interest income                                                  102               405               500               436
                                                             ------------      ------------      ------------      ------------
                                                                   12,521             2,971            32,322             8,223
                                                             ------------      ------------      ------------      ------------
EXPENSES
     Property operating expenses:
        Property taxes                                              1,092               345             3,092             1,032
        Property management fees                                      372                96               970               290
        Utilities                                                     897               111             1,754               294
        General operating                                             724               194             1,997               616
        Repairs and maintenance                                       604               100             1,197               279
        Other property operating expenses                             400                71             1,118               247
     Depreciation and amortization                                  2,268               715             5,821             2,105
     Interest on unsecured notes payable                               99               427               307             1,312
     Interest on mortgages payable                                  3,871               742             9,805             2,703
     Administrative expenses:
        Trust administration and overhead                             847               509             2,596             1,320
        Litigation and proxy costs                                     --                 2                --               439
                                                             ------------      ------------      ------------      ------------
                                                                   11,174             3,312            28,657            10,637
                                                             ------------      ------------      ------------      ------------
     Income (loss) from operations                                  1,347              (341)            3,665            (2,414)

     Minority interests in
         consolidated subsidiaries                                    (58)               --              (177)               --
     Gain on sale of real estate                                       --                --                --               312
                                                             ------------      ------------      ------------      ------------
     Income (loss) before extraordinary items                       1,289              (341)            3,488            (2,102)
     Extraordinary gain (loss) on extinguishment of debt              (23)               --               (23)            2,643
                                                             ============      ============      ============      ============
NET INCOME (LOSS)                                            $      1,266      $       (341)     $      3,465      $        541
                                                             ============      ============      ============      ============


PER SHARE DATA (BASIC AND DILUTED)
     Income (loss) before extraordinary items                $       0.10      $      (0.08)     $       0.30      $      (0.75)
     Extraordinary gain on extinguishment of debt                    0.00              0.00              0.00              0.94
                                                             ------------      ------------      ------------      ------------
     Net  Income (loss)                                      $       0.10      $      (0.08)     $       0.30      $       0.19
                                                             ============      ============      ============      ============
     Distributions declared                                  $       0.20      $         --      $       0.58      $         --
                                                             ============      ============      ============      ============

     Weighted average shares outstanding-basic                 12,470,471         4,354,378        11,389,513         2,793,417
                                                             ============      ============      ============      ============

     Weighted average shares outstanding-diluted               12,497,471         4,354,378        11,407,513         2,793,417
                                                             ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                              SEPTEMBER 30,    December 31,
                                                                                                  1998             1997
                                                                                              -------------    ------------
                                                                                               (unaudited)
                                      ASSETS

Real estate:
     Held for investment                                                                       $  403,848      $  265,312
     Accumulated depreciation                                                                     (31,052)        (25,521)
                                                                                               ----------      ----------
     Net real estate                                                                              372,796         239,791
Cash and cash equivalents:
     Unrestricted                                                                                   7,639          11,683
     Restricted                                                                                     4,391           2,121
                                                                                               ----------      ----------
     Total cash and cash equivalents                                                               12,030          13,804
Other assets, net                                                                                   8,304           4,800
                                                                                               ----------      ----------

     Total Assets                                                                              $  393,130      $  258,395
                                                                                               ==========      ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable                                                                    $  207,106      $  114,226
     Unsecured notes payable                                                                           --           7,200
     Accrued interest                                                                               1,146             269
     Accounts payable, accrued expenses and other liabilities                                       5,509           7,231
     Distribution payable                                                                           2,945              --
     Customer security deposits                                                                     1,644           1,254
                                                                                               ----------      ----------
          Total Liabilities                                                                       218,350         130,180
                                                                                               ----------      ----------

Minority interests                                                                                  7,239           6,444

Shareholders' Equity:
     Shares of beneficial interest, $0.10 par value; authorized 500,000,000 Shares issued and outstanding 13,479,843  Shares at September 30, 1998 and 9,817,171
           Shares at December 31, 1997                                                              1,348             982
     Additional paid-in capital                                                                   275,430         224,989
     Less Shares in treasury, at cost; 165,886 at September 30, 1998 and 42,103 at
           December 31, 1997                                                                       (2,226)           (626)
     Accumulated distributions                                                                    (65,358)        (58,456)
     Accumulated loss from operations and extraordinary gains (losses)                            (44,964)        (48,429)
     Accumulated net realized gain on sales of real estate                                          3,311           3,311
                                                                                               ----------      ----------
          Total Shareholders' Equity                                                              167,541         121,771
                                                                                               ----------      ----------

          Total Liabilities and Shareholders' Equity                                           $  393,130      $  258,395
                                                                                               ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                              1998            1997
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $    3,465      $      541
    Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
         Extraordinary (gain)/loss                                                 23          (2,643)
         Gains on sale of real estate                                              --            (312)
         Minority interests in consolidated subsidiaries                          177              --
         Depreciation                                                           5,506           1,846
         Amortization of deferred financing costs                                 328             146
         Other amortization                                                       315             259
         Changes in operating assets and liabilities:
                  Increase in other assets and restricted cash                 (5,176)         (1,363)
                  Increase (decrease) in accounts payable, other
                        liabilities and customer security deposits             (2,124)            268
                  Increase in accrued interest                                    877             741
                                                                           ----------      ----------
Net Cash Provided By (Used In) Operating Activities                             3,391            (517)
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of real estate and related working capital              (100,025)         (6,404)
         Net proceeds from sale of real estate                                     --           2,029
         Capitalized expenditures                                              (3,598)           (646)
                                                                           ----------      ----------

Net Provided By Cash Used In Investing Activities                            (103,623)         (5,021)
                                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments on notes payable                                (48,645)         (4,008)
         Proceeds from mortgage financing                                     134,325              --
         Proceeds from sale of Shares, net                                     16,595          31,316
         Purchase of treasury shares                                           (1,600)             --
         Distributions to minority interests                                     (257)             --
         Distributions to shareholders                                         (4,230)             --
                                                                           ----------      ----------

Net Cash Provided By Financing Activities                                      96,188          27,308
                                                                           ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (4,044)         21,770

Cash and Cash Equivalents at Beginning of Year                                 11,683           4,010
                                                                           ----------      ----------

Cash and Cash Equivalents at End of Period                                 $    7,639      $   25,780
                                                                           ==========      ==========

Cash Paid for Interest                                                     $    8,907      $    3,128
                                                                           ==========      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of real estate                                            ($  35,553)             --
     Issuance of operating partnership units                                      875              --
     Other assets and unrestricted cash                                          (599)             --
     Accounts payable and tenant security deposits                              1,065              --
      Issuance of common shares                                                34,212              --
      Declaration of distributions                                             (2,672)
      Distribution Payable                                                      2,672              --
                                                                           ----------      ----------
Net Non-Cash Investing and Financing Activities                            $       --      $       --
                                                                           ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
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

     The Trust is a self-administered Texas real estate investment trust which, as of September 30, 1998, owned and operated 54 commercial real estate properties consisting of 42 industrial properties, 10 office buildings and 2 retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985. Pursuant to the Trust's 1993 Annual Meeting of Shareholders, amendments to the Trust's Declaration of Trust and Bylaws were approved which, among other things, changed the name of the Trust to American Industrial Properties REIT and converted the Trust from a finite life entity to a perpetual life entity.

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight line basis over actual rents received under the applicable lease provisions) of $1,145,000 and $525,000 at September 30, 1998 and December 31, 1997, respectively.

     Manhattan Towers, an office property, has rental revenues in excess of 10% of the total revenues of the Trust for the nine months ended September 30, 1998. Rental revenues and customer reimbursements from Manhattan Towers totaled $3,411,000 for the nine months ended September 30, 1998 and $1,189,000 in the third quarter of 1998, representing 10.6% and 9.5%, respectively, of the Trust's total revenues for the periods.

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

NOTE 2  --  REAL ESTATE:

     At September 30, 1998 and December 31, 1997, real estate was comprised of the following:


                                                SEPTEMBER, 30,    DECEMBER 31,
                                                     1998             1997
                                                --------------    ------------
   Held for investment:
   Land ...................................      $ 81,700,000     $ 56,315,000
       Buildings and improvements .........       322,148,000      208,997,000
                                                 ------------     ------------
   Total ..................................      $403,848,000     $265,312,000
                                                 ============     ============


     In the third quarter of 1998, the Trust acquired eight real estate properties for approximately $51.8 million. To fund these acquisitions, the Trust paid approximately $5.6 million in cash, obtained $12.0 million of financing under an acquisition line of credit and a demand note with Developers Diversified Realty Corporation ("DDR") and issued $34.2 million in Shares to DDR (see Note 6).

     In accordance with accounting pronouncement EITF 97-11, the Trust has changed its capitalization policy with respect to internal acquisition costs. On March 19, 1998, the Trust ceased the capitalization of costs related to its internal acquisition department. The Trust capitalized $160,000 through March 19, 1998 and $401,000 for the year ended December 31, 1997.


NOTE 3  --  MORTGAGE NOTES PAYABLE:

     At September 30, 1998, 43 of the Trust's 54 properties were subject to liens securing mortgage notes payable totaling $207,106,000. Of this amount, approximately $107,223,000 was represented by mortgage notes with fixed interest rates ranging from 7.25% to 9.13% and a weighted average interest rate of 7.97%. Mortgage notes payable with variable interest rates consisted of $57,233,000 and $42,650,000 under the Trust's secured acquisition credit line and secured bridge loan, respectively, with Prudential Securities Credit Corporation ("PSCC"). The acquisition credit line and bridge loan bear interest at the 30 day LIBOR rate plus 1.75% and mature in April 1999 and December 1998, respectively. The interest rate at September 30, 1998 was 7.41%. The Trust is currently negotiating to increase the acquisition credit line and extend the maturity date. The Trust also anticipates refinancing the bridge loan with proceeds from fixed rate permanent financing. There can be no assurance that the negotiations or refinancing efforts will be successful.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the line of credit and bridge loan, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of September 30, 1998. The unused commitment under the acquisition credit line at September 30, 1998 is $14,500,000, subject to certain restrictions and provisions of the line of credit.


NOTE 4  --  UNSECURED NOTES PAYABLE:

     As a result of the December 31, 1997 merger with four real estate limited partnerships, the Trust assumed an unsecured indebtedness of $7,200,000 payable to a significant shareholder of the Trust. In April 1998, the Trust refinanced this amount with proceeds from a financing under its acquisition credit line.

NOTE 5  --  MINORITY INTERESTS:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of September 30, 1998 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

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

     Capital Stock. On March 5, 1998, the Trust announced a Share repurchase program, wherein the Trust was authorized to purchase up to 1,000,000 Shares over the following six months. Purchases would be made in open market transactions, as price and market conditions allow. As of September 30, 1998, the Trust has purchased 123,783 Shares in the open market, for an aggregate cost of $1,598,067. These Shares are held in treasury.

     On March 24, 1998 the Trust instituted a dividend reinvestment and share purchase plan. As of September 30, 1998, 46,087 Shares were issued under this plan for proceeds of $555,969.

     Private Placement. On January 30, 1998, the Trust completed a $10 million private equity placement at $13.625 per Share. In February 1998, two investment groups exercised their preemptive rights and acquired $5 million and $3.75 million, respectively, of Shares at $13.625 per Share. The Shares are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. Their preemptive rights have since been terminated.

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million. The Shares are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. The second and third stages of equity investment have not occurred as of September 30, 1998. (See Note 11).

     Share Options, Dividend Equivalent Rights and Restricted Shares. Effective April 1, 1998, the Board of Trust Managers approved awards of 460,000 share options to 12 members of management. The options vest 20% annually and have an exercise price of $13.625 per Share. Pursuant to the Share Purchase Agreement with DDR, the Board granted the newly elected Chairman options to purchase 100,000 Common Shares at a price of $12.63 per Share, which vest on the closing date of the second stage.

     The Board of Trust Managers also approved grants of dividend equivalent rights to the 12 members of management whereby the grantees are entitled to receive a payment equal to the dividends declared and paid by the

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)



Trust on an aggregate of 460,000 Shares. The dividends payable to the grantees shall be paid annually on or before December 31 of each calendar year, for a period of 10 years from the date of grant, unless earlier terminated. In addition, the Board approved the award of 27,000 restricted shares to four members of management. The restricted shares vest 25% annually beginning on the first anniversary date of the date of grant.


NOTE 7  --  TRANSACTIONS WITH RELATED PARTIES:

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum") an affiliate of a major shareholder of the Trust. For Quorum services, including, but not limited to, construction, tenant finish, leasing and management, Quorum is paid competitive rates. The Trust paid management fees of $141,000 and leasing commissions of $8,000 to Quorum for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, management fees and leasing commissions paid by the Trust to Quorum were $390,000 and $27,000, respectively. No such fees were paid by the Trust in 1997.

     In addition to DDR's equity investment (see Note 6), DDR also provided real estate management services and interim financing for real estate acquisitions. DDR is paid a competitive rate for the management services, including, but not limited to, tenant finish, leasing and reporting. As of September 30, 1998 DDR is owed approximately $16,000 for management services. The Share Purchase Agreement with DDR provided the Trust with the option to borrow amounts on an unsecured basis from DDR solely for the purpose of funding property acquisitions. Such loans are payable upon demand and bear interest at 10.25%. In the third quarter, the Trust borrowed and repaid $20.4 million for the acquisition of one property. Interest paid by the Trust to DDR related to this borrowing totaled $99,000. As of September 30, 1998, the Trust did not have any outstanding loans with DDR.


NOTE 8  --  LITIGATION:

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. The Trust intends to vigorously defend against these claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

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

     On January 29, 1998, the Trust reinstated quarterly distributions to shareholders. Distributions of $0.18 and $0.20 per share were paid on April 14, 1998 and July 14, 1998, to shareholders of record on April 3, 1998 and July 3, 1998, respectively. On July 30, 1998, the Trust declared a distribution of $0.20 per share payable on October 14, 1998, to shareholders of record on October 2, 1998.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)



NOTE 10  --  PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:


                                                               FOR THE QUARTER ENDED              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                            ------------------------------      ------------------------------
                                                                1998              1997              1998              1997
                                                            ------------      ------------      ------------      ------------
Basic and diluted earnings per share:
Numerator:
    Income/(loss) before extraordinary items ..........     $  1,289,000      $   (341,000)     $  3,488,000      $ (2,102,000)
    Extraordinary items ...............................          (23,000)               --           (23,000)        2,643,000
                                                            ------------      ------------      ------------      ------------
    Net income/(loss) .................................     $  1,266,000      $   (341,000)     $  3,465,000      $    541,000
Denominator:
    Weighted average
    shares ............................................       12,470,471         4,354,378        11,389,513         2,793,417
    Plus restricted shares ............................           27,000                --            18,000                --
                                                            ------------      ------------      ------------      ------------
    Adjusted weighted average shares ..................       12,497,471         4,354,378        11,407,513         2,793,417
Basic and diluted earnings per share:
    Income/(loss) before extraordinary items ..........     $       0.10      $      (0.08)     $       0.30      $      (0.75)
    Extraordinary items ...............................               --                --                --              0.94
    Net income/(loss) .................................     $       0.10      $      (0.08)     $       0.30      $       0.19




     Options to purchase 460,000 Shares at $13.625 per share, 100,000 Shares at $12.63 per share, 135,000 Shares at $15.00 per Share and 4,000 Shares at $14.688 per Share were outstanding but were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive. Also, diluted earnings per Share are the same as basic earnings per Share for 1997, as the Trust had a loss from operations and, therefore, the effect would be antidilutive.

     At September 30, 1998, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per Share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the Shares the effect would be antidilutive.

     On April 1, 1998, 27,000 restricted Shares were issued to members of management pursuant to the Trust's Employee and Trust Manager Share Incentive Plan. The restricted Shares vest 25% annually beginning on the first anniversary date of the date of grant.


NOTE 11  --  SUBSEQUENT EVENTS:

     On October 6, 1998, the Trust acquired a 71,635 square foot light industrial property in Houston, Texas for $4,110,000. An unsecured loan from DDR was used to fund the acquisition.

     On October 14 and October 16, 1998, the Trust purchased a portfolio consisting of five light industrial properties totaling approximately 561,000 square feet located in Virginia. The properties were acquired from five entities for total consideration of $40,170,000. The purchase price was funded with $22,421,000 in assumed debt and the remainder in unsecured loans from DDR.

     On October 28, 1998, the Trust mailed to Shareholders a Proxy Statement for a November 20, 1998 Special Meeting of Shareholders. Shareholders will vote on the issuance of up to 11,064,193 Shares and 10,266,795 Series A Convertible Preferred Shares of Beneficial Interest of the Trust pursuant to (i) the Share Purchase Agreement, effective July 30, 1998, between the Trust and DDR, as amended by Amendment No. One thereto, dated as of September 14, 1998, and (ii) the Agreement and Plan of Merger, dated as of July 30, 1998, among the Trust, DDR and DDR Office Flex Corporation.

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)


     Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. In the second stage, DDR will purchase up to an additional 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81 million) to fund property acquisitions approved by the Trust's board. In the third stage, the Trust has the option to require DDR to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. The price of the shares and the amount to be invested in the third stage is contingent upon several factors, including the trading prices of DDR and Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR.

     The Trust has entered into a letter of intent to purchase a portfolio of service center and light industrial properties located in Northern California for $141 million. Consummation of the transaction is subject to customary due diligence, negotiation of mutually acceptable definitive agreements and other contingencies and legal matters. Accordingly, there is no assurance the properties will ultimately be acquired by the Trust.

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


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 to September 30, 1997

     The weighted average amount of net rentable square feet owned by the Trust increased from 1,456,000 square feet during the three months ended September 30, 1997 to 5,710,000 square feet for the same period in 1998, an increase of 292%. Property revenues increased 384% to $12,419,000 in 1998 from $2,566,000 in 1997, and net operating income increased 405% to $8,330,000 in 1998 from $1,649,000 in 1997 as a result of these acquisitions. The percentage increase in property revenues and net operating income was larger due to the significant amount of office properties acquired since the third quarter of 1997. Overall leased occupancy of the Trust's portfolio was 92.0% at September 30, 1998 compared to 92.7% at September 30, 1997. This decrease in occupancy reflects the 1998 acquisition of certain properties with less than stabilized occupancy and the non-renewal of certain tenants.

     On a same property basis, property revenues increased from $2,345,000 in 1997 to $2,544,000 in 1998, an increase of 8.5%, comprised of an 8.4% increase in revenue related to industrial properties, a 12.4% increase in revenue related to an office property, and an 8.0% increase in revenue at the Trust's retail property in Denver, Colorado.

     On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased from $1,473,000 in 1997 to $1,659,000 in 1998, an increase of 12.6%. This overall increase is comprised of a 9.0% increase related to industrial properties, a 37.8% increase related to an office property, and an 18.5% increase related to the Trust's retail property in Denver Colorado. Same property operating expenses increased by 1.5%, due primarily to higher property taxes.

     For the three months ended September 30, 1998, the Trust reported income before extraordinary items of $1,289,000, compared to a loss of $341,000 in 1997. This increase relates to the increase in net operating income of $6,681,000 explained above, offset by an increase in total interest expense of $2,801,000 (due to the increased debt levels associated with property acquisitions), an increase in Trust administration and overhead expenses of $336,000 and an increase in depreciation and amortization of $1,553,000 (due to the acquisition of approximately $305 million of properties between September 1997 and September 1998).

     During the three months ended September 30, 1998, the Trust recognized extraordinary loss on extinguishment of debt of $23,000 resulting from prepayment penalties on the early retirement of debt.

Comparison of Nine Months Ended September 30, 1998 to September 30, 1997

     The weighted average amount of net rentable square feet owned by the Trust during the nine months ended September 30, 1998 increased to 4,938,000 square feet from 1,437,000 square feet for the same period in 1997, an increase of 244%. Property revenues increased 309% to $31,822,000 for the nine months ended September 30, 1998 from $7,787,000 for the same period in 1997, and net operating income increased 331% to $21,694,000 for the nine months ended September 30, 1998 from $5,029,000 for the same period in 1997 as a result of acquisitions. The percentage increase in property revenues and net operating income was larger than the percentage increase in the weighted average square feet owned primarily as a result of the significant amount of office properties acquired since the third quarter of 1997.

     On a same property basis, property revenues increased from $7,120,000 for the nine months ended September 30, 1997 to $7,409,000 for the same period in 1998, an increase of 4.1%, comprised of a 2.6% increase in revenue related to 11 industrial properties, a 13.6% increase in revenue at an office property, and a 5.0% increase in revenue at the Trust's retail property in Denver, Colorado.

     On a same property basis, net operating income (which is defined as property revenues less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased from $4,525,000 for the nine months ended September 30, 1997 to $4,785,000 for the same period in 1998, an increase of 5.7%. This overall increase is comprised of a 2.9% increase related to 11 industrial properties, a 21.5% increase related to an office property, and a 10.5% increase related to the Trust's retail property in Denver, Colorado. Same property operating expenses increased by 1.1%.

     For the nine months ended September 30, 1998, the Trust reported income before extraordinary items of $3,488,000, compared to a loss of $2,102,000 in 1997. This increase relates to the increase in net operating income of $16,665,000 explained above, offset by an increase in total interest expense of $6,097,000 (due to the increased debt levels associated with property acquisitions), an increase in Trust administration and overhead expenses of $837,000 and an increase in depreciation and amortization of $3,716,000 (due to the acquisition of approximately $305 million of properties between September 1997 and September 1998).

     During the nine months ended September 30, 1998, the Trust recognized extraordinary loss on extinguishment of debt of $23,000 resulting from prepayment penalties on the early retirement of debt.

     Cash flow provided by operating activities in the nine months ended September 30, 1998 was $3,391,000. Included in this amount is $5,176,000 related to an increase in other assets and restricted cash and $2,124,000 related to a decrease in accounts payable, other liabilities and customer security deposits. These amounts include certain items which the Trust believes to be nonrecurring, including the reclassification of certain accrued amounts and the payment of costs accrued at December 31, 1997 related to the Trust's merger with four real estate limited partnerships.

     Cash flow used in investing activities in the nine months ended September 30, 1998 was $103,623,000, representing amounts expended on the acquisition of real estate and related working capital totaling $100,025,000, and capitalized expenditures of $3,598,000.

     Cash flow provided by financing activities in the nine months ended September 30, 1998 was $96,188,000. This amount reflects net proceeds from mortgage financings and repayments of mortgage principal of $85,680,000, net proceeds from the private placement of Shares of $16,595,000, repurchase of Shares totaling $1,600,000 and distributions to shareholders of $4,230,000.


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

     The Trust believes FFO is an appropriate measure of performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definition. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of the Trust's operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      1998            1997            1998            1997
                                                  ------------    ------------    ------------    ------------
                                                         (in thousands)                  (in thousands)
Net cash provided by (used in) operating
    activities                                    $    3,725      $       (2)     $    3,391      $     (517)
Net cash used in investing activities                (20,153)         (6,620)       (103,623)         (5,021)
Net cash provided by financing activities             13,960          31,149          96,188          27,308


     The following table shows the Trust's calculation of FFO:


                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -----------------------------      -----------------------------
                                                                1998             1997              1998              1997
                                                            ------------     ------------      ------------     ------------
                                                                    (in thousands)                      (in thousands)
NET INCOME/(LOSS) .....................................     $      1,266     $       (341)     $      3,465     $        541

    Exclude effects of:

       Real estate depreciation and
            amortization, net of
            minority interest share ...................            2,205              713             5,635            2,102
       Minority interest in operating partnerships ....               47               --               137               --
       Gain on sale of real estate ....................               --               --                --             (312)
       Extraordinary loss/(gain) on
            extinguishment of debt ....................               23               --                23           (2,643)
       Non-recurring  interest  accrual related  to
             conversion of debt to equity .............               --              188                --              835
                                                            ------------     ------------      ------------     ------------
Funds from Operations .................................     $      3,541     $        560      $      9,260     $        523
                                                            ============     ============      ============     ============

Weighted average Shares and operating
partnership units outstanding .........................       12,707,889        4,354,378        11,620,882        2,793,417



YEAR 2000 ISSUES

     Some older computer software was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create customer statements, or engage in similar normal business activities.

     The Trust's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Trust has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Trust are Year 2000 compliant. Additionally, the Trust is currently upgrading the existing network and property operations/accounting systems. These upgrades are being instituted to meet current and future needs of the Trust, not as a result of our initial Year 2000 assessment. The Trust is taking precautions, including testing these systems prior to implementation, to insure that all upgrades and modifications are Year 2000 compliant. Should the testing indicate potential Year 2000 issues the Trust will begin remediation immediately. The upgrade of the existing network and systems is estimated to be 60% complete. The Trust expects to complete the testing and implement the new systems by December 31, 1998.

     The Trust has queried and/or received disclosure statements from significant external service providers. To date, the Trust is not aware of any Year 2000 problems with these third parties that would materially impact the Trust's results of operations, liquidity or capital resources. However, the Trust has no means of ensuring that external service providers will be Year 2000 compliant. The inability of these service providers to complete their Year 2000 resolution processes in a timely manner could impact the Trust. The effect of non-compliance by service providers is not determinable. The Trust is also reviewing all properties which may use date sensitive software in elevators and heating and cooling equipment to confirm no problem exists.

     Although a potential area of significant exposure to the Trust is the contracting to third parties of property management, accounting, and leasing services, the Trust utilizes thirty-day cancelable contracts and, should a material risk arise with respect to the Year 2000 problem, anticipates terminating the contract and hiring a new vendor. In addition, the Trust currently plans to transition to self-management, accounting and leasing of its own properties, thereby significantly eliminating the use of third parties in these areas.

     As noted above, the Trust has completed the initial assessment and believes the existing internal systems and upgrades are Year 2000 compliant. The Trust does not expect historical and future costs related to the Year 2000 issue to have a material effect on the consolidated financial position or results of operations of the Trust. Although not anticipated, if the Trust is unable to complete the remaining phases with respect to the upgraded network and systems, the Trust may be unable to transition to self-management, accounting and leasing. The Trust has the ability to continue daily operations using existing systems. Although management does not currently believe that the effect of the Year 2000 problem will have a material impact on the Trust, there is no guarantee that unforeseen circumstances will not arise which could cause a material adverse effect upon the Trust's operations.


LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. As of September 30, 1998, the Trust had $7.6 million in unrestricted cash.

     In order to fund future property acquisitions, the Trust anticipates entering into equity transactions as market conditions allow. In January 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share. In February 1998, two shareholders exercised their preemptive rights (which are now terminated) and acquired an aggregate of $8.7 million of Shares at $13.625 per Share. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. In the second stage, DDR will purchase up to an additional 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81 million) to fund property acquisitions approved by the Trust's board. In the third stage, the Trust has the option to require DDR to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. The price of the shares and the amount to be invested in the third stage is contingent upon several factors, including the trading prices of DDR and Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR.

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

     On March 5, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. As of September 30, 1998, the Trust has purchased 123,783 Shares in the open market, at an aggregate cost of approximately $1,598,000.

     The Trust will also initiate debt transactions from time to time as a means of sourcing capital with which to acquire properties. The Trust currently has a secured acquisition line of credit with Prudential Securities Credit Corporation ("PSCC") which has a maturity in April 1999. The acquisition line was amended on April 30, 1998 to increase the maximum borrowing amount from $35 million to $75 million and to lower the variable interest rate to the 30 day LIBOR rate plus 1.75%. The Trust utilizes this line, which limits borrowing to 70% of the value of the properties acquired, to fund acquisitions and is currently negotiating to increase the acquisition credit line and extend the maturity date. The Trust anticipates the repayment of this borrowing with proceeds from future equity fundings or permanent debt financings.

     At September 30, 1998, the Trust had $207.1 million in debt outstanding, of which approximately $107.2 million was represented by fixed rate debt with a weighted average interest rate of 7.97%, and of which approximately $99.9 million was represented by variable rate debt under its secured acquisition line and a secured bridge loan with an interest rate at September 30, 1998 of 7.41%. At September 30, 1998, the Trust's total market capitalization (based upon a September 30, 1998 share price of $10.00 per Share) was approximately $340 million. Based upon this amount, the Trust's debt to total market capitalization ratio at September 30, 1998 was 60.9%. The Trust intends to operate in the foreseeable future at or above this leverage ratio, believing that, given current market conditions, its acquisition capability should be maximized with the equity capital currently available.

     On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions with funds generated by the operations of its real estate properties. Should such funds not cover these needs, the possibility of future distributions may be reduced or eliminated.

     On January 29, 1998, the Trust reinstated quarterly distributions to shareholders. Distributions of $0.18 and $0.20 per share were paid on April 14, 1998 and July 14, 1998, to shareholders of record on April 3, 1998 and July 3, 1998, respectively. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $33.9 million in net operating loss carryforwards, of which approximately $1.2 million per year could be utilized to reduce the payout required by the Internal Revenue Code of 95% of taxable income. However, the Trust intends to follow a distribution policy which currently targets a payout between 65% and 75% of FFO, which will exceed the minimum payout required. Should the Trust experience increased earnings and FFO in the future, it is likely that the Trust will reduce its distribution payout over time to the minimum required by the Internal Revenue Code as a means of preserving internally generated capital.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate turnover rate of 15% to 25% of the Trust's customers and related revenue annually. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs have historically been funded out of the Trust's operating cash flow and cash reserves.

     The Trust characterizes its capital expenditures as recurring and nonrecurring. Recurring capital expenditures include 1) tenant improvements and leasing commissions, which include improvements and prepaid leasing commissions related to new and renewing tenants; 2) capital repairs and replacements, which extend the useful life of an asset, such as roofs or parking lots; and 3) corporate fixed assets, which are primarily relate to corporate furniture, fixtures and equipment. Nonrecurring capital expenditures include 1) initial capital expenditures, which are costs identified at the time of property acquisition as costs required to bring the property to intended leasable condition at the acquisition date; and 2) expansions and renovations, which are expenditures resulting in additions to leasable square footage or major renovations which are revenue enhancing. During the nine months ended

September 30, 1998 and 1997, the Trust incurred capital expenditures of $4,028,000 and $646,000, respectively. These amounts consisted of recurring and nonrecurring capital expenditures of $1,511,000 and $2,517,000, respectively, in 1998 and $646,000 in recurring capital expenditures in 1997.

     The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures. Initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition, are estimated at $7,747,000 at September 30, 1998.


RECENT DEVELOPMENTS

     On October 6, 1998, the Trust acquired 10, a 71,635 square foot light industrial property in Houston, Texas for $4,110,000. An unsecured loan from DDR was used to fund the acquisition.

     On October 14 and October 16, 1998, the Trust purchased a portfolio consisting of five light industrial properties totaling approximately 561,000 square feet located in Virginia. The properties were acquired from five entities for total consideration of $40,170,000. The purchase price was funded with $22,421,000 in assumed debt and the remainder in unsecured loans from DDR.

     On October 28, 1998 the Trust mailed to Shareholders a Proxy Statement for a November 20, 1998 Special Meeting of Shareholders. Shareholders will vote on the issuance of up to 11,064,193 Common Shares of Beneficial Interest and 10,266,795 Series A Convertible Preferred Shares of Beneficial Interest of the Trust pursuant to (i) the Share Purchase Agreement, effective July 30, 1998, between the Trust and DDR, as amended by Amendment No. One thereto, dated as of September 14, 1998, and (ii) the Agreement and Plan of Merger, dated as of July 30, 1998, among the Trust, DDR and DDR Office Flex Corporation.

     Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. In the second stage, DDR will purchase up to an additional 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81 million) to fund property acquisitions approved by the Trust's board. In the third stage, the Trust has the option to require DDR to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. The price of the shares and the amount to be invested in the third stage is contingent upon several factors, including the trading prices of DDR and Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR.

     The Trust has entered into a letter of intent to purchase a portfolio of service center and light industrial properties located in Northern California for $141 million. Consummation of the transaction is subject to customary due diligence, negotiation of mutually acceptable definitive agreements and other contingencies and legal matters. Accordingly, there is no assurance the properties will ultimately be acquired by the Trust.



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

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage of equity investment, dated to be effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. The placement agent for these transactions was Prudential Securities, Inc. and the total commission charged was $1,369,000. The Shares are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. The second and third stages of equity investment have not occurred as of September 30, 1998 (see Note 11).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

                        Exhibit No.               Description
                        -----------               -----------
                        27.1  *                   Financial Data Schedule

               * Filed herewith

         (b)   Reports on Form 8-K

                           (1) Amendment No. 1 filed with the Commission on July 13, 1998 to Current Report of Form 8-K filed with the Commission on May 14, 1998;

                           (2) Current Report on Form 8-K filed with the Commission on August 5, 1998;

                           (3) Current Report on Form 8-K filed with the Commission on September 17, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN INDUSTRIAL PROPERTIES REIT
                                                       (Registrant)


Date:    November 13, 1998.                /s/     MARC A. SIMPSON
                              --------------------------------------------------
                                               Marc A. Simpson
                              Senior Vice President and Chief Financial Officer
                                         (principal financial officer)


Date:    November 13, 1998.               /s/     GARY A. WILLIAMS
                              --------------------------------------------------
                                              Gary A. Williams
                                 Vice President and Chief Accounting Officer
                                      (principal accounting officer)

                                 EXHIBIT INDEX


                        Exhibit No.               Description
                        -----------               -----------
                        27.1  *                   Financial Data Schedule


              *  Filed herewith