Form 10-K405
period 1998-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1999-03-30
CIK 778437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9016

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                        75-6335572
           (State of Organization)                (I.R.S. Employer Identification Number)
        6210 NORTH BELTLINE, SUITE 170                             75063
                IRVING, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (972) 756-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Shares of Beneficial Interest,                 New York Stock Exchange
          par value $0.10 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $225,350,449 as of March 29, 1999. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 24, 1999.

     20,486,409 Common Shares of Beneficial Interest were outstanding as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                        PAGE
    SECURITIES AND EXCHANGE COMMISSION ITEM NUMBER AND DESCRIPTION      ----
                                   PART I
Item 1.   Business....................................................    1
          The Company.................................................    1
          Business Objectives and Strategy............................    1
          Recent Developments.........................................    2
          Revenue and Loss from Operations............................    6
          Geographic Analysis of Revenue..............................    6
          Competition.................................................    6
          Employees...................................................    7
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Shareholders.............   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.......................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
          Results of Operations.......................................   16
          Year 2000 Issues............................................   19
          Liquidity and Capital Resources.............................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   22

                                  PART III
Item 10.  Trust Managers and Executive Officers of the Registrant.....   23
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   29
Item 13.  Certain Relationships and Related Party Transactions........   30

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
            8-K.......................................................   31
Index to Consolidated Financial Statements and Financial Statement      F-1
  Schedule............................................................

                                    PART I.

ITEM 1. BUSINESS

THE COMPANY

     American Industrial Properties REIT (together with its subsidiaries, the "Trust" or the "Company") is a Texas real estate investment trust that was organized on September 26, 1985. On November 27, 1985, the Trust completed an initial public offering of its common shares of beneficial interest (the "Shares") and commenced operations. In addition to wholly owned subsidiaries, the Trust owns a general partner interest and substantially all of the economic interests, directly or indirectly, in three operating partnerships, a 55.84% interest in a joint venture owning an office building and a 50% interest in a partnership developing a build-to-suit property.

     As of December 31, 1998, the Trust directly or indirectly owned a portfolio of 65 real estate properties, excluding the build-to-suit property, aggregating
7.4 million net rentable square feet ("nrsf"). The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties (see "Business Objectives and Strategy" below). Based on net rentable square feet, as of December 31, 1998, approximately 76% of the Trust's portfolio is represented by light industrial properties, 20% of the portfolio is represented by office properties and 4% of the portfolio is represented by retail properties. The light industrial properties are leased for office, office showroom, warehouse, distribution, research and development, and light assembly purposes. The retail properties are leased to retail merchandise establishments, restaurants and a cinema. No single tenant accounts for more than 10% of the Trust's consolidated gross revenue. No individual property accounted for more than 10% of total revenues of the Trust for the year ended December 31, 1998.

     The Trust has qualified as a real estate investment trust ("REIT") for federal income tax purposes since 1985 and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined in the Internal Revenue Code of 1986, as amended (the "Code") to its shareholders.

     The Trust's executive offices are located at 6210 North Beltline Road, Suite 170, Irving, Texas 75063. The Trust's main telephone number is
(972)756-6000. The Trust's web site address is www.aipreit.com.

BUSINESS OBJECTIVES AND STRATEGY

     The Trust's business objective is to increase shareholder value through opportunistic investments and efficient operations in the light industrial property sector, including office showroom, service center and flex properties, low rise offices, and small bay distribution properties.

     Focus on Light Industrial Properties. The Trust intends to focus on the light industrial sector of the real estate market, believing that this sector offers a number of compelling benefits. The light industrial property sector serves the smaller tenant population and, in many instances, serves as a low cost office space alternative. In general, rents in light industrial office space offer the opportunity for increased returns as suburban office rents rise. The Trust believes that this sector a) is characterized by highly fragmented ownership, b) offers current opportunities to purchase properties at attractive yields and at a discount to replacement cost, and c) has, to date, avoided much of the institutional activity leading to higher prices and lower yields common to many other sectors of the real estate market. The Trust also believes that there are inherent benefits to its strategy of consolidating ownership in this sector, including greater returns through economies of scale and the ability to offer space alternatives to tenants which may not be currently available.

     Geographic Focus. The Trust will concentrate its efforts in the Southern and Western regions of the United States with primary target markets in Texas (Dallas, Houston, Austin), California (San Francisco, Los Angeles, San Diego), Florida (Orlando, Tampa), Phoenix, Denver and Washington, D.C. The target markets are characterized by above average economic growth, strong levels of new business formation and favorable supply and demand characteristics.

     Experienced Management. The Trust has seasoned management with extensive experience in all phases of the real estate cycle. Management utilizes research-driven analysis of markets and sub-markets to identify targeted opportunities and intensive due diligence efforts to evaluate potential acquisitions. Management believes it has strong acquisition and networking capabilities to identify acquisition opportunities on both a single property and portfolio basis.

     Growth from Existing Portfolio. The Trust will pursue increases in cash flow from its existing portfolio through intensive management of the portfolio and its tenant base. Portfolio management is focused on tenant service, leasing the portfolio to stabilized occupancy (generally 94-96%), retaining existing tenants and increasing rental rates. In addition, the Trust will seek to control operating expenses and should benefit from economies of scale as the size of its portfolio increases. The Trust is currently transitioning from third party property management to internal property management and has taken over the management of approximately 24% of the portfolio on a total revenue basis.

     Although the Trust does not expect to convert to internal property management in markets where it does not own a sufficient critical mass to justify internalization of management, it has begun the process of reducing fees paid to third party providers in those markets by taking responsibility for the property accounting from the third party property managers. When combined with expected savings resulting from changes in its property insurance program, the Trust expects to realize net contribution from these efforts during 1999 in excess of $1.0 million. In addition to these savings, the Trust expects to realize future benefits from a more direct relationship with its tenants.

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

     Financial Strategy. On a long term basis, the Trust seeks to lower its cost of capital through the appropriate use of debt and equity capital. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage, which is 56.3% on a debt to total market capitalization ratio at December 31, 1998, is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that future equity offerings will serve to deleverage the Trust.

RECENT DEVELOPMENTS

     For the twelve months ended December 31, 1998, the Trust acquired approximately $237 million in real estate properties (see "ITEM 2. Properties" for additional information on these properties). From January 1, 1999 through March 29, 1999 the Trust acquired approximately $127 million of additional real estate properties. The Trust's acquisitions on a chronological basis are as follows:

     - On February 11, 1998, the Trust, through an indirect subsidiary, purchased Spring Valley Business Park #6, a 92,631 nrsf office and service center development in a suburb of Dallas, Texas for total consideration of $9.3 million. Of the total consideration, $6.5 million was borrowed under the Trust's acquisition line of credit with Prudential Securities Credit Corporation ("PSCC") and $0.9 million of limited partnership units in AIP Operating, L.P. were issued to the seller. After satisfaction of certain requirements, each limited partnership unit may be redeemed in exchange for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share).

     - On March 26, 1998, the Trust purchased Southeast Commercial Center, a light industrial property in Austin, Texas with 35,673 nrsf for $1.8 million.

     - On March 31, 1998, the Trust purchased Cameron Creek Business Park, a light industrial property in Austin, Texas with 50,000 nrsf. The Trust borrowed $1.4 million of the $4.8 million purchase price under its acquisition line of credit.

     - On April 30, 1998, the Trust purchased Northview Business Center, an office property in Austin, Texas with 252,280 nrsf for total consideration of $22.3 million. The Trust borrowed $15.5 million of the purchase price under a secured bridge loan from PSCC.

     - On May 6, 1998, the Trust purchased a portfolio consisting of five light industrial properties and one low-rise office property totaling 537,907 nrsf and two developed land parcels capable of accommodating 200,000 square feet of expansion space located in four markets throughout the Southwest for total consideration of $43.5 million. The purchase price was funded with $27.2 million in borrowings under a secured bridge loan from PSCC and the remainder from cash proceeds from private placements of equity.

     - On July 30, 1998, the Trust purchased Norfolk Commerce Center, a 323,731 nrsf light industrial property consisting of three buildings in Norfolk, Virginia. The $20.5 million purchase price was initially financed through an unsecured borrowing from Developers Diversified Realty Corporation ("DDR"). On August 3, 1998, the Trust repaid $14.7 million of this borrowing with funds received from DDR's initial purchase of Shares.

     - On August 3, 1998, the Trust acquired five industrial properties, valued at approximately $19.5 million, under the merger agreement between the Trust and DDR Office Flex Corporation, a wholly owned subsidiary of DDR. The five properties total 463,980 nrsf and are located in the Cleveland, Ohio market. The Trust issued 1,258,477 shares to DDR in connection with this merger.

     - On August 28, 1998, the Trust acquired 2121 Glenville, a light industrial property with a total of 20,645 nrsf for $1.8 million. The property is located in Dallas, Texas.

     - On September 23, 1998, the Trust purchased Metro Business Park, a 109,933 nrsf light industrial property located in Phoenix, Arizona for $9.9 million. The Trust borrowed $6.2 million of the purchase price under its acquisition line of credit with PSCC.

     - On October 5, 1998, the Trust purchased TechniPark 10 Service Center, a light industrial property located in Houston, Texas. The 71,635 nrsf property was acquired for $4.1 million.

     - Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property totaling 290,991 nrsf located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefor, issued approximately $16.1 million in Shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date. To date, an Equalization Agreement, which provides, among other things, that DDR shall reimburse the Trust for certain dividend-based distributions to the holders of partnership interests has not been executed. It is anticipated that the Equalization Agreement will have an effective date in January 1999.

     - On October 16, 1998, the Trust completed the purchase of a portfolio consisting of four light industrial properties totaling 560,812 nrsf located in Virginia. The properties were acquired from five entities for total consideration of $40.2 million. The purchase price was funded with $22.4 million in assumed debt and the remainder in borrowings from an unsecured loan from DDR.

     - On December 8, 1998, the Trust purchased Columbia Corporate Center, a 128,122 nrsf light industrial property located in Aliso Viejo, California for $13.1 million. To fund the transaction, the Trust issued $5.3 million in Shares to DDR and received an unsecured loan of $7.8 million from DDR.

     - On December 11, 1998, the Trust purchased Winter Park Business Center, a 119,685 nrsf light industrial property located in Orlando, Florida for $9.2 million. To fund the transaction, the Trust issued $4.1 million in Shares to DDR and borrowed $5.1 million under its acquisition line of credit.

     - On December 30, 1998, the Trust purchased Washington Business Park, a 137,018 nrsf light industrial property located in Phoenix, Arizona for $9.3 million. To fund the transaction, the Trust issued $4.1 million in Shares to DDR and borrowed $5.2 million under its acquisition line of credit.

     - On January 15, 1999, the Trust purchased a portfolio of nine properties totaling 955,564 nrsf of one-and two-story office/industrial flex buildings located in northern California and Colorado. The properties were acquired from an institutional seller for a purchase price of $127.3 million. The purchase price was funded with $75.2 million in borrowings secured under a secured bridge loan with PSCC. The remainder of the purchase price was funded with $51.8 million in Shares issued to DDR.

     The Trust completed the following equity and/or financing transactions during the period January 1, 1998 through March 29, 1999:

     - On January 30, 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share.

     - In February 1998, two shareholders exercised their preemptive rights and acquired $8.7 million of Shares at $13.625 per Share. The shareholders preemptive rights have since expired.

     - On March 24, 1998, the Trust announced a dividend reinvestment and share purchase plan. Through December 31, 1998, 84,287 Shares were issued under the plan for proceeds of $945,072.

     - On April 15, 1998, the Trust completed a $24.7 million permanent refinancing of six properties under its secured acquisition line. Terms of the permanent financing include an interest rate of 7.28%, 25 year principal amortization and a maturity of June 2008.

     - On April 27, 1998, the Trust negotiated an increase in its secured acquisition line with PSCC from $35 million to $75 million. The variable interest rate was reduced from the 30 day LIBOR rate plus 2% to LIBOR plus 1.75% and the maturity was extended to April 1999. On March 26, 1999, the loan was extended to April 2000 and the interest rate was reduced to LIBOR plus 1.55%. The Trust currently has $68.5 million outstanding under this acquisition line.

     - In April 1998, the Trust obtained a $42.6 million secured bridge loan from PSCC. The bridge loan provides for a variable interest rate based on the 30 day LIBOR rate plus 1.75% and a maturity date of January 8, 1999 as extended. The loan was paid off on January 8, 1999 with the proceeds from a $41 million permanent financing (see below).

     - On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement (the "Agreement"), the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share.

       In the second stage, DDR is obligated to purchase 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81 million) to fund property acquisitions approved by the Trust's board.

       In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional Shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase Shares, the price of the Shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR and Trust Shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of March 29, 1999, DDR had purchased a total of 9,301,817 shares, representing 45.4% of the outstanding Shares of the Trust.

     - In November 1998, shareholders of the Trust approved the issuance of up to 11,064,193 shares and 10,266,795 Series A Convertible Preferred Shares of Beneficial Interest of the Trust pursuant to (i) the Share Purchase Agreement, effective July 30, 1998, between the Trust and DDR, as amended on September 14, 1998, and (ii) the Agreement and Plan of Merger, dated as of July 30, 1998, among the Trust, DDR and DDR Office Flex Corporation.

     - On January 8, 1999, the Trust paid off the $42.7 million bridge loan with proceeds from a permanent financing of seven properties. Terms of the permanent financing include a principal amount of $41 million, a fixed rate of interest of 7.375%, a ten year term and 25 year principal amortization.

     - On January 19, 1999, the Trust refinanced existing indebtedness of approximately $1.8 million on a property acquired in October 1998 with proceeds from a new permanent financing of $7.6 million. Terms of the permanent financing include a fixed rate of interest of 7.33%, seven year term with a three year renewal option, and 30 year principal amortization.

     - On January 29, 1999, the Trust entered into a secured revolving credit agreement with Bank One, Texas, N.A ("Bank One"). The agreement contemplates a $150,000,000 credit line with an initial Bank One commitment of $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line will be secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of March 24, 1999, the Trust has $13.0 million outstanding under this credit line.

     - On March 26, 1999, the Trust negotiated an extension of the maturity of its acquisition credit line to April 2000 and a decrease in the interest rate to LIBOR plus 1.55%.

     On January 29, 1998, the Board of Trust Managers announced a reinstatement of quarterly distributions. A distribution of $0.18 per Share was paid on April 14, 1998 and a distribution of $0.20 was paid on July 14, 1998, October 14, 1998 and January 20, 1999. In addition, the Trust has declared a distribution of $0.20 per Share payable on April 15, 1999, to shareholders of record on April 5, 1999.

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

     On March 5, 1998, the Trust announced a Share repurchase program, wherein the Trust was authorized to purchase up to 1,000,000 Shares over the following six months. Purchases were to be made in open market transactions, as price and market conditions allowed. During the program, the Trust purchased 123,783 Shares in the open market, for an aggregate cost of $1,598,000. These Shares are held in treasury. Under the terms of its agreement with DDR, the Trust is prohibited from purchasing its own Shares if such purchases would result in DDR owning in excess of 49.9% of the Trust's outstanding Shares.

REVENUE AND LOSS FROM OPERATIONS

     The breakdown of revenue and loss from operations for each of the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                           1998      1997      1996
                                                         --------   -------   -------
Property revenues:
  Industrial...........................................  $ 27,013   $ 8,312   $ 7,374
  Office...............................................    17,044       633       638
  Retail...............................................     4,300     3,256     3,308
                                                         --------   -------   -------
          Total........................................    48,357    12,201    11,320
Property operating expenses............................   (16,046)   (4,315)   (4,022)
                                                         --------   -------   -------
Income from property operations........................    32,311     7,886     7,298
                                                         --------   -------   -------
Administrative expenses................................    (3,729)   (2,504)   (3,378)
Depreciation and amortization..........................    (8,383)   (3,157)   (2,909)
Interest income........................................       705       546       158
Interest expense.......................................   (15,139)   (5,778)   (5,901)
Provisions for possible losses on real estate..........   (10,060)       --        --
                                                         --------   -------   -------
Loss from operations...................................  $ (4,295)  $(3,007)  $(4,732)
                                                         ========   =======   =======

GEOGRAPHIC ANALYSIS OF REVENUE

     The breakdown of the Trust's property revenues, geographically and by reporting segment, for each of the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):

                         REGION                           1998(A)   1997(B)   1996(C)
                         ------                           -------   -------   -------
WESTERN REGION
  Industrial............................................  $15,709   $ 5,147   $ 2,949
  Office................................................   13,341       633       638
  Retail................................................    3,186     3,256     3,308
EASTERN REGION
  Industrial............................................   11,304     3,165     4,425
  Office................................................    3,703        --        --
  Retail................................................    1,114        --        --
                                                          -------   -------   -------
Total property revenues.................................  $48,357   $12,201   $11,320
                                                          =======   =======   =======

---------------

(a) For the year ended December 31, 1998, the Trust acquired 29 properties. There were no properties sold in 1998.

(b) For the year ended December 31, 1997, the Trust acquired 15 properties. The Trust sold two properties in 1997.

(c) For the year ended December 31, 1996, the Trust did not acquire any properties. The Trust sold two properties in 1996.

COMPETITION

     The Trust owns properties in various markets and sub-markets in 13 states (See "ITEM 2. Properties"). The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

EMPLOYEES

     The Trust currently employs 36 people on a full-time basis. Information regarding executive officers of the Trust is set forth in "ITEM 10. Trust Managers and Executive Officers of the Registrant" of Part III of this Form 10-K and is incorporated herein by reference.

     The Trust has begun the process to internalize the property management and leasing duties which are currently contracted out to third parties. The number of employees is expected to increase as more properties are acquired and as the Trust transitions to internal property management. No employees are presently covered by collective bargaining agreements.

ITEM 2. PROPERTIES

     As of December 31, 1998, the Trust owned 65 real estate properties, excluding the one build-to-suit property, consisting of 52 light industrial developments, 11 office buildings, and 2 retail properties. The Trust's light industrial classification includes office showroom, service center and flex properties, low rise offices, and small bay distribution properties. In 1998, the Trust acquired 29 properties. There were no properties sold in 1998.

     The following tables set forth certain information about the light industrial, office, and retail properties owned as of December 31, 1998, without giving effect to the build-to-suit property or 1999 acquisitions. Based on annualized rental revenues in place as of December 31, 1998, no single tenant would have accounted for more than 10% of the Company's total annualized light industrial, office, and retail revenues for 1998. No individual property accounted for more than 10% of total revenues for the Trust for the twelve months ended December 31, 1998.

PROPERTY INFORMATION

                                                                                                     NET
                                                                                                  RENTABLE
                                                          ACQUISITION      YEAR       NUMBER OF     AREA
            PROPERTY                    LOCATION             DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
            --------                    --------          -----------   -----------   ---------   ---------
LIGHT INDUSTRIAL PROPERTIES
2121 Glenville                    Dallas, TX                 1998          1984            1         20,645
Aerotech                          Colorado Springs, CO       1998          1985            2         75,892
Alumax                            Cleveland, OH              1998          1982            1         66,200
Avion Business Center             Dallas, TX                 1997          1985            3         70,784
Battlefield Business Park         Manassas, VA               1998          1989            1        154,226
Black Canyon Tech Center          Phoenix, AZ                1998          1983            2        100,000
Bowater                           Lakeland, FL               1997          1989            1        111,720
Broadbent Business Park IV        Albuquerque, NM            1998          1989            2         59,269
Cameron Creek Bus Park            Austin, TX                 1998          1996            1         50,000
Carpenter Center                  Dallas, TX                 1997          1983            1         44,114
Carrier Place                     Grand Prairie, TX          1997          1984            1         84,431
Central Park Office Tech          Richardson, TX             1997          1984            2         74,459
Columbia Corporate Center         Aliso Viejo, CA            1998          1988            4        128,122
Commerce Center                   Houston, TX                1997          1974            9        299,748
Commerce Park North               Houston, TX                1985          1984            2         87,163
Continental Plastic               Elk Grove Village, IL      1997        1963/68           2        208,290
Corporex Plaza I                  Tampa, FL                  1997          1982            3         93,508
DFW North                         Grapevine, TX              1997          1985            2         76,217
Gateway 5 & 6                     Irving, TX                 1985          1985            2         79,669
Greenbrier Circle Corp Center     Chesapeake, VA             1998        1981/83           2        228,690
Greenbrier Tech Center            Chesapeake, VA             1998          1981            1         95,162
Hardline Services Bldg            Cleveland, OH              1998          1974            1        236,225
Heritage Business I               Cleveland, OH              1998          1990            1         35,555
Huntington Drive                  Monrovia, CA               1985          1985            2         62,218
Inverness Business Park           Denver, CO                 1997          1980            2         96,386

                                                                                                     NET
                                                                                                  RENTABLE
                                                          ACQUISITION      YEAR       NUMBER OF     AREA
            PROPERTY                    LOCATION             DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
            --------                    --------          -----------   -----------   ---------   ---------
Kodak                             San Diego, CA              1997          1976            1         59,600
Meridian Street Warehouse         Arlington, TX              1995          1981            1         72,000
Metro Business Park               Phoenix, AZ                1998          1987            4        109,933
Norfolk Commerce Center           Norfolk, VA                1998        1981/87           3        323,731
Northgate II                      Dallas, TX                 1985          1983            4        237,039
Northgate III                     Dallas, TX                 1997       1979/80/86         6        262,287
Northpointe B & C                 Sterling, VA               1998        1987/88           2         82,734
Northwest Business Pk             Milwaukee, WI              1985       1983/85/86         3        143,120
Parkway Tech Center               Plano, TX                  1997          1984            1         69,561
Patapsco Industrial Center        Linthicum Heights, MD      1985        1981/85           2         95,151
Plaza Southwest 1-5               Houston, TX                1985          1975            5        149,780
President's Plaza                 Tampa, FL                  1997          1987            2         41,690
Shady Trail Business Center       Dallas, TX                 1997          1984            4         67,846
Skyway Business Center            Irving, TX                 1997          1981            1         67,150
Southeast Commercial Center       Austin, TX                 1998          1984            1         35,673
Steris Building                   Cleveland, OH              1998          1980            1         40,200
Summit Park                       Austin, TX                 1998          1985            2         96,950
Tech Center 29 -- Phase I         Silver Springs, MD         1998          1970            1        176,914
Tech Center 29 -- Phase II        Silver Springs, MD         1998          1991            1         58,280
TechniPark 10 Service Center      Houston, TX                1998        1983/84           2         71,635
Tucson Tech                       Tucson, AZ                 1998          1986            1        115,030
Valley View Commerce Park         Dallas, TX                 1997          1986            4        144,896
Valwood II Business Center        Carrollton, TX             1997          1984            1         52,452
VSA Bldg                          Cleveland, OH              1998          1989            1         85,800
Washington Bus. Park              Phoenix, AZ                1998          1985            4        137,018
Westchase Park 1-2                Houston, TX                1985          1984            2         47,733
Winter Park Business Center       Orlando, FL                1998       1981/83/85         6        119,685
                                                                                         ---      ---------
Total Light Industrial
  Properties                                                                             117      5,602,581
                                                                                         ---      ---------
OFFICE PROPERTIES
10505 Sorrento Valley             San Diego, CA              1997          1982            1         54,094
1881 Pine Street                  St Louis, MO               1997          1987            1        111,047
Academy Point Atrium II           Colorado Springs, CO       1998          1984            1         90,766
Apollo Drive Office Building(a)   Chelmsford, MA             1997          1987            1        291,424
Beltline Business Center          Dallas, TX                 1985          1984            3         60,145
Gateway West                      Phoenix, AZ                1997       1964/69/74         3        155,487
Linear Technology                 Milpitas, CA               1997          1987            1         42,130
Manhattan Towers                  Manhattan Beach, CA        1997          1987            2        309,484
Northview Business Center         Austin, TX                 1998          1970            1        252,280
Spring Valley Business Park #6    Dallas, TX                 1998        1980/98           3         92,631
Tech Center 29 -- Phase III       Silver Springs, MD         1998          1988            1         55,797
                                                                                         ---      ---------
Total Office Properties                                                                   18      1,515,285
                                                                                         ---      ---------
RETAIL PROPERTIES
Tamarac Square Mall               Denver, CO                 1985        1976/78           2        196,455
Volusia                           Daytona Beach, FL          1997          1984            1         76,579
                                                                                         ---      ---------
Total Retail Properties                                                                    3        273,034
                                                                                         ---      ---------
Total Light Industrial, Office, and Retail Properties                                    138      7,390,900
                                                                                         ===      =========

---------------

(a) The Trust owns a 55.84% joint venture interest in the property.

TENANT INFORMATION

                                                                                 AVERAGE BASE
                                                        PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
          PROPERTY                   LOCATION          LEASED(A)   TENANTS(A)   PER SQ. FT.(A)   BASE RENT(A)
          --------                   --------          ---------   ----------   --------------   ------------
                                                                                                    (000)
LIGHT INDUSTRIAL PROPERTIES
2121 Glenville                 Dallas, TX                100.0%         1           $10.00         $   206
Aerotech                       Colorado Springs, CO       87.6%         4            14.26             948
Alumax                         Cleveland, OH             100.0%         1             4.49             297
Avion Business Center          Dallas, TX                 97.1%         9            10.08             693
Battlefield Business Park      Manassas, VA              100.0%         1             7.00           1,080
Black Canyon Tech Center       Phoenix, AZ                60.0%         1             8.40             504
Bowater                        Lakeland, FL              100.0%         1             4.10             458
Broadbent Business Park IV     Albuquerque, NM            59.3%         2            10.08             354
Cameron Creek Bus Park         Austin, TX                 64.9%         3             7.60             247
Carpenter Center               Dallas, TX                 81.6%         7             4.69             169
Carrier Place                  Grand Prairie, TX         100.0%        17             4.70             397
Central Park Office Tech       Richardson, TX             85.3%         8             8.25             524
Columbia Corporate Center      Aliso Viejo, CA           100.0%         8            10.62           1,361
Commerce Center                Houston, TX                81.5%        29             4.72           1,153
Commerce Park North            Houston, TX               100.0%        11             5.71             498
Continental Plastic            Elk Grove Village, IL     100.0%         2             3.60             750
Corporex Plaza I               Tampa, FL                 100.0%        23             6.12             572
DFW North                      Grapevine, TX              46.0%         6             5.98             210
Gateway 5 & 6                  Irving, TX                100.0%         7             6.36             507
Greenbrier Circle Corp Center  Chesapeake, VA             72.7%        20            15.08           2,507
Greenbrier Tech Center         Chesapeake, VA             90.7%        10             8.68             749
Hardline Services Bldg         Cleveland, OH             100.0%         1             3.15             744
Heritage Business I            Cleveland, OH             100.0%         4             7.55             268
Huntington Drive               Monrovia, CA               94.6%         5            15.33             902
Inverness Business Park        Denver, CO                100.0%         9             8.09             780
Kodak                          San Diego, CA             100.0%         2            10.31             614
Meridian Street Warehouse      Arlington, TX             100.0%         1             2.31             166
Metro Business Park            Phoenix, AZ               100.0%        26             8.67             953
Norfolk Commerce Center        Norfolk, VA                94.0%        34             9.53           2,900
Northgate II                   Dallas, TX                100.0%        13             3.27             775
Northgate III                  Dallas, TX                 89.3%        19             4.64           1,087
Northpointe B & C              Sterling, VA              100.0%         5             6.54             541
Northwest Business Pk          Milwaukee, WI              63.0%        10             6.15             555
Parkway Tech Center            Plano, TX                  82.7%         6             4.64             267
Patapsco Industrial Center     Linthicum Heights, MD      88.1%        21             6.72             563
Plaza Southwest 1-5            Houston, TX                93.3%        30             3.97             555
President's Plaza              Tampa, FL                  93.2%        12             7.85             305
Shady Trail Business Center    Dallas, TX                 83.5%        20             4.08             231
Skyway Business Center         Irving, TX                100.0%         6             4.81             323
Southeast Commercial Center    Austin, TX                 49.4%         2             6.45             114
Steris Building                Cleveland, OH             100.0%         1             5.90             237
Summit Park                    Austin, TX                100.0%         3             9.20             892
Tech Center 29 -- Phase I      Silver Springs, MD         86.2%        14             9.58           1,461
Tech Center 29 -- Phase II     Silver Springs, MD        100.0%         4            12.31             717
TechniPark 10 Service Center   Houston, TX               100.0%         7             6.96             499
Tucson Tech                    Tucson, AZ                100.0%         1             3.96             456
Valley View Commerce Park      Dallas, TX                 90.6%         6             6.13             805
Valwood II Business Center     Carrollton, TX             79.2%         1             6.50             270
VSA Bldg                       Cleveland, OH             100.0%         1             4.65             399

                                                                                 AVERAGE BASE
                                                        PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
          PROPERTY                   LOCATION          LEASED(A)   TENANTS(A)   PER SQ. FT.(A)   BASE RENT(A)
          --------                   --------          ---------   ----------   --------------   ------------
                                                                                                    (000)
Washington Bus. Park           Phoenix, AZ                99.6%         6             7.63           1,041
Westchase Park 1-2             Houston, TX               100.0%        10             5.54             264
Winter Park Business Center    Orlando, FL                90.8%        34            11.33           1,231
                                                         -----        ---           ------         -------
Total Light Industrial
  Properties                                              90.9%       485             6.89          35,099
                                                         -----        ---           ------         -------
OFFICE PROPERTIES
10505 Sorrento Valley          San Diego, CA              69.1%         5            13.80             516
1881 Pine Street               St. Louis, MO              86.0%         3            12.69           1,212
Academy Point Atrium II        Colorado Springs, CO      100.0%        15            14.03           1,273
Apollo Drive Office
  Building(b)                  Chelmsford, MA            100.0%         1             6.86           1,999
Beltline Business Center       Dallas, TX                 93.8%        26             7.00             395
Gateway West                   Phoenix, AZ                82.6%         2            16.09           2,066
Linear Technology              Milpitas, CA              100.0%         1             9.00             379
Manhattan Towers               Manhattan Beach, CA       100.0%         8            11.48           3,554
Northview Business Center      Austin, TX                100.0%         7            10.87           2,742
Spring Valley Business Park
  #6                           Dallas, TX                100.0%         3            11.96           1,108
Tech Center 29 -- Phase III    Silver Springs, MD        100.0%         7            19.61           1,094
                                                         -----        ---           ------         -------
Total Office Properties                                   95.8%        78            11.25          16,338
                                                         -----        ---           ------         -------
RETAIL PROPERTIES
Tamarac Square Mall(c)         Denver, CO                 83.8%        51            12.95           2,132
Volusia                        Daytona Beach, FL          98.5%        21            10.87             820
                                                         -----        ---           ------         -------
Total Retail Properties                                   87.9%        72            12.29           2,952
                                                         -----        ---           ------         -------
Total Light Industrial, Office, and Retail
  Properties                                              91.9%       635           $ 7.86         $54,389
                                                         =====        ===           ======         =======

---------------

(a)  Based on leases executed on or before December 31, 1998.

(b)  The Trust owns a 55.84% joint venture interest in the property.

(c) The denominator of average base rental rate per square foot calculation for this property includes ground lease income.

INFORMATION BY PROPERTY TYPE

                                     NET RENTABLE
                                      SQUARE FEET             ANNUALIZED BASE RENT(A)
                                  -------------------     --------------------------------
                                   AMOUNT     PERCENT       AMOUNT      PERCENT      PSF
                                  ---------   -------     -----------   -------     ------
Light Industrial................  5,602,581     75.8%     $35,099,000     64.5%     $ 6.89
Office..........................  1,515,285     20.5%      16,338,000     30.0%      11.25
Retail..........................    273,034      3.7%       2,952,000      5.4%      12.29
                                  ---------    -----      -----------    -----      ------
          Total.................  7,390,900    100.0%     $54,389,000    100.0%     $ 7.86
                                  =========    =====      ===========    =====      ======

---------------

(a) Based on leased net rentable square footage as of December 31, 1998. Includes revenues from ground leases.

LEASE EXPIRATION DETAIL

                                                 PERCENTAGE
                                                  OF TOTAL     ANNUALIZED                 ANNUALIZED
                           NO. OF                  SQUARE     BASE RENT OF                 BASE RENT
                           LEASES     SQUARE        FEET        EXPIRING                  OF EXPIRING
          YEAR            EXPIRING     FEET      AVAILABLE       LEASES      PERCENTAGE   LEASES-PSF
          ----            --------   ---------   ----------   ------------   ----------   -----------
1999....................    187      1,527,387      20.7%     $10,734,431       19.3%       $ 7.03
2000....................    142      1,299,323      17.6%       9,686,321       17.4%         7.45
2001....................    128      1,073,335      14.5%       8,680,622       15.6%         8.09
2002....................     88      1,277,353      17.3%      12,496,778       22.5%         9.78
2003....................     64        751,419      10.2%       6,232,764       11.2%         8.29
2004....................     16        209,455       2.8%       1,456,597        2.6%         6.95
2005....................      6         56,502       0.8%         432,301        0.8%         7.65
2006....................      7        122,863       1.7%       1,237,473        2.2%        10.07
2007....................      8        354,843       4.8%       4,506,042        8.1%        12.70
2008....................      1          5,030       0.1%          92,602        0.2%        18.41
                            ---      ---------      ----      -----------      -----        ------
          Total.........    647      6,677,510      90.5%     $55,555,931      100.0%       $ 8.32
                            ===      =========      ====      ===========      =====        ======

SUMMARY TENANT INFORMATION

                     LEASED SPACE                        NO. OF     SQUARE
                     (SQUARE FEET)                       TENANTS    FOOTAGE    PERCENTAGE
                     -------------                       -------   ---------   ----------
     0 -  5,000........................................    347       935,303      12.7%
 5,001 - 10,000........................................    135       926,624      12.5%
10,001 - 20,000........................................     76     1,066,027      14.4%
20,001 - 50,000........................................     59     1,773,209      24.0%
50,001 - +.............................................     17     2,050,051      27.7%
Vacant Space...........................................     --       639,686       8.7%
                                                           ---     ---------     -----
          Total........................................    634     7,390,900     100.0%
                                                           ===     =========     =====

MORTGAGE INDEBTEDNESS

                                            PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
                PROPERTY                     BALANCE      DECEMBER 31, 1998     DATE      AT MATURITY
                --------                   ------------   -----------------   --------   -------------
LIGHT INDUSTRIAL PROPERTIES
Battlefield Business Park................  $  8,071,487         7.70%(d)       Oct-04    $  7,525,563
Commerce Park North......................     2,029,836         8.61%(d)       Dec-03       1,796,333
Gateway 5 & 6............................     2,754,777         8.61%(d)       Dec-03       2,437,880
Greenbrier Circle Corp Center............     7,202,186         8.13%(d)       Jan-02       6,838,342
Greenbrier Tech..........................     4,290,618         8.05%(d)       Jul-07       3,960,554
Huntington Drive.........................     4,422,143         8.61%(d)       Dec-03       3,913,439
Meridian Street Warehouse................     1,123,659         8.61%(d)       Dec-03         994,398
Northgate II.............................     5,002,096         8.61%(d)       Dec-03       4,426,677
Northpointe B & C........................     2,799,409         7.38%(d)       Mar-16       2,602,284
Patapsco Industrial Center...............     3,008,507         8.61%(d)       Dec-03       2,662,422
Plaza Southwest 1-5......................     3,262,236         8.61%(d)       Dec-03       2,886,963
Tech Center 29 Phase I...................     1,834,181         8.50%(d)       Jul-03       1,451,414
Tech Center 29 Phase II..................     3,879,866     9.05%(d)           Sep-06       3,309,462
Westchase Park 1-2.......................     1,283,146         8.61%(d)       Dec-03       1,135,539

                                            PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
                PROPERTY                     BALANCE      DECEMBER 31, 1998     DATE      AT MATURITY
                --------                   ------------   -----------------   --------   -------------
Mortgage Loan Secured by:................    30,279,780         7.25%(d)       Jan-08      26,416,613
  Carpenter Center.......................
  Carrier Place..........................
  Commerce Center........................
  DFW North..............................
  Northgate III..........................
  Parkway Tech Center....................
  Valley View Commerce Park..............
  Valwood II Business Center.............
  Shady Trail Business Center............
Mortgage Loan Secured by:................    24,484,164         7.28%(d)       Jun-08      19,567,225
  Corporex Plaza I.......................
  President's Plaza......................
  Central Park Office Tech...............
  Skyway Business Center.................
  Avion Business Center..................
  Inverness Business Park................
Acquisition Line Secured by:
  Bowater................................     2,100,000         7.38%(e)       Apr-99       2,100,000
  Cameron Creek Business Park............     1,416,000         7.38%(e)       Apr-99       1,416,000
  Kodak..................................     3,360,000         7.38%(e)       Apr-99       3,360,000
  Metro Business Park....................     6,200,000         7.38%(e)       Apr-99       6,200,000
  Norfolk Commerce Center................    13,000,000         7.38%(e)       Apr-99      13,000,000
  Washington Business Park...............     5,190,000         7.38%(e)       Apr-99       5,190,000
  Winter Park Business Center............     5,100,000         7.38%(e)       Apr-99       5,100,000
Bridge Loan Secured by:..................    27,152,769         7.38%(e)       Apr-99      27,152,769
  AeroTech...............................
  Black Canyon Technical Center..........
  Broadbent Business Park IV.............
  Summit Park............................
  Tucson Tech Center.....................
  Academy Point Atrium II(a).............
                                           ------------                                  ------------
          Total Light Industrial
            Properties...................   169,246,860                                   155,443,877
                                           ------------                                  ------------
OFFICE PROPERTIES
Apollo Drive Office Building(b)..........    14,922,279         9.13%(d)       Aug-01      14,340,606
Beltline Business Ctr....................     2,682,283         8.61%(d)       Dec-03       2,373,725
Tech Center 29 -- Phase III..............     4,442,964         8.58%(d)       May-02       4,227,429
Acquisition Line Secured by:
     1881 Pine Street....................     3,641,235         7.38%(e)       Apr-99       3,641,235
     Linear Tech.........................     2,237,633         7.38%(e)       Apr-99       2,237,633
     Manhattan Towers....................    20,300,000         7.38%(e)       Apr-99      20,300,000
     Gateway West........................     5,978,007         7.38%(e)       Apr-99       5,978,007
Bridge Loan Secured by:
  Northview Business Center..............    15,497,512         7.38%(e)       Apr-99      15,497,512
                                           ------------                                  ------------
          Total Office Properties........    69,701,913                                    68,596,147
                                           ------------                                  ------------

                                            PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
                PROPERTY                     BALANCE      DECEMBER 31, 1998     DATE      AT MATURITY
                --------                   ------------   -----------------   --------   -------------
RETAIL PROPERTIES
Tamarac Square Mall......................    11,573,973         8.40%(d)       Dec-01      10,907,186
                                           ------------                                  ------------
          Total Retail Properties........    11,573,973                                    10,907,186
                                           ------------                                  ------------
          Total Light Industrial, Office
            and Retail Properties........   250,522,746                                   234,947,210
Debt Premiums(c).........................     1,958,000                                            --
                                           ------------                                  ------------
          Total mortgage notes payable...  $252,480,746                                  $234,947,210
                                           ============                                  ============

---------------

(a)  Office property.

(b)  The Trust owns 55.84% joint venture interest in this property.

(c) Represents the unamortized difference between mortgage debt assumed and fair value of such debt. (See Note 2 to Consolidated Financial Statements.)

(d)  Interest rate is fixed.

(e)  Interest rate is variable based on 30 day LIBOR rate plus 1.75%.

ITEM 3. LEGAL PROCEEDINGS

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

     The Trust is also a defendant in a lawsuit over claims of breach of contract and civil conspiracy allegedly injuring a commercial tenant in a building sold by the Trust to Dallas Area Rapid Transit ("DART") under threat of eminent domain. DART has agreed to indemnify, defend and hold harmless the Trust from any and all losses and liabilities arising from obligations under this lease.

     The Trust intends to vigorously defend against these claims. The lawsuits described above are on-going, therefore, management cannot predict the outcome of such litigation, however, management believes the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On May 27, 1998, an Annual Meeting of Shareholders was held for purposes of electing seven Trust Managers and to ratify the selection of independent auditors. Results of the items voted on are as follows:

     1. Election of Trust Managers

                                                                 FOR      WITHHELD
                                                              ---------   --------
William H. Bricker..........................................  8,643,578    59,151
T. Patrick Duncan...........................................  8,643,999    58,730
Robert E. Giles.............................................  8,645,829    56,900
Edward B. Kelley............................................  8,641,043    61,686
Stanley J. Kraska, Jr. .....................................  8,645,091    57,638
Russell C. Platt............................................  8,644,990    57,739
Charles W. Wolcott..........................................  8,644,361    58,368

2. Ratification of Ernst & Young LLP as Independent Auditors

   FOR     AGAINST   ABSTAIN
   ---     -------   -------
8,649,770.. 28,499   24,460

     On November 20, 1998, a Special Meeting of Shareholders was held for the approval of the issuance of up to 11,064,193 shares and 10,266,795 Series A Convertible Preferred Shares of Beneficial Interest pursuant to (i) the Share Purchase Agreement, effective July 30, 1998, between the Trust and DDR, as amended on September 14, 1998, and (ii) the Agreement and Plan of Merger, dated as of July 30, 1998, among the Trust, DDR and DDR Office Flex Corporation. This proposal was approved by the shareholders by the following vote: 10,378,429 for, 258,986 against and 108,222 abstained.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND." The following table sets forth for the periods indicated the high and low closing sales price of the Trust's Shares, and the cash distributions declared per Share:

                      QUARTER ENDED                         HIGH     LOW   DISTRIBUTIONS
                      -------------                         ----     ---   -------------
December 31, 1998.........................................  $11 3/4  $11 3/16     $.20
September 30, 1998........................................   10 1/16   9 7/8      .20
June 30, 1998.............................................   13       12 7/16      .20
March 31, 1998............................................   13 7/8   13 1/4      .18
December 31, 1997.........................................   15 5/16  13 1/4       --
September 30, 1997(a).....................................   15 15/16  14 3/8       --
June 30, 1997(a)..........................................   15 5/8   11 7/8       --
March 31, 1997(a).........................................   13 3/4   11 1/4      .20

     As of March 29, 1999, the closing sale price per Share on the NYSE was $11.00. On such date, there were 20,486,409 outstanding Shares held by 8,856 shareholders of record.

     On January 29, 1998, the Trust reinstated quarterly distributions to shareholders. A distribution of $0.18 per Share was paid on April 14, 1998 and a distribution of $0.20 was paid on July 14, 1998, October 14, 1998 and January 20, 1999. In addition, the Trust declared a distribution of $0.20 per Share payable on April 15, 1999 to shareholders of record on April 5, 1999. The Trust anticipates paying distributions for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1998. This information should be read in conjunction with the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K.

                                                       YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                            1998       1997      1996      1995      1994
                                          --------   --------   -------   -------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  Property revenues.....................  $ 48,357   $ 12,201   $11,320   $11,410   $11,080
  Income from property operations.......    32,311      7,886     7,298     7,559     7,128
  Net income (loss)(a)..................   (10,070)     1,799     1,255    (4,584)   (4,655)
                                          ========   ========   =======   =======   =======
  Per share (Basic and Diluted):(b)
     Net income (loss)(a)...............  $  (0.82)  $   0.54   $  0.70   $ (2.55)  $ (2.55)
                                          ========   ========   =======   =======   =======
     Distributions declared.............      0.78         --      0.20      0.20        --
                                          ========   ========   =======   =======   =======
BALANCE SHEET DATA:(C)
  Total assets..........................  $500,330   $258,395   $78,936   $89,382   $92,550
                                          ========   ========   =======   =======   =======
  Total debt............................   266,539    121,426    53,216    62,815    65,613
                                          ========   ========   =======   =======   =======
  Shareholders' equity..................   205,579    121,771    22,683    19,248    24,196
                                          ========   ========   =======   =======   =======

---------------

(a) Net loss for 1998, 1995 and 1994 include provisions for possible losses on real estate of $10,060, $600 and $650, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Trust" for a discussion of extraordinary gains (losses) of $(5,803), $2,643 and $5,810 in 1998, 1997 and 1996, respectively.

(b) Diluted earnings per share is the same as basic earnings per share as all outstanding options were anti-dilutive for each period presented.

(c) The Trust acquired $237 million in assets in 1998 and incurred or assumed $150 million in net new debt during the year. Net proceeds from private placements of Shares totaled approximately $105 million in 1998.

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

RESULTS OF OPERATIONS

  Comparison of 1998 to 1997

     During 1998, the Trust completed acquisitions with an aggregate purchase price of $237 million. As a result of these acquisitions, the weighted average property square footage owned by the Trust increased to 5,453,000 in 1998 from 1,687,000 in 1997, an increase of 221%. Property revenues increased 296% to $48,357,000 in 1998 from $12,201,000 in 1997, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 310% to $32,311,000 in 1998 from $7,886,000 in 1997. On a same property basis, for properties owned as of January 1, 1997, property revenues increased to $9,916,000 in 1998 from $9,527,000, an increase of 4.1%, comprised of a 3.2% increase in revenue related to industrial properties, a 16.7% increase in revenue related to one office property and a 3.3% increase in revenue at the Trust's retail property in Denver, Colorado. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 91.9% at December 31, 1998 compared to 92.4% at December 31, 1997.

     On a same property basis, income from property operations increased to $6,073,000 in 1998 from $5,920,000 in 1997, an increase of 2.6%. This overall increase is a result of the increase in revenue explained above and is comprised of a 1.0% increase related to industrial properties, a 38.3% increase related to one office property and a 1.7% increase related to the Trust's retail properties. Same property operating expenses increased by 6.5%, primarily as a result of higher property taxes. Due to the small number of properties in the same property comparison, results can be unduly influenced by results from, or non-renewal of, a single large lease.

     Loss from operations increased to $4,295,000 in 1998 from $3,007,000 in 1997 as a result of the increase in income from property operations explained above, an increase in total interest expense of $9,361,000 due to an additional $145,100,000 in property financing in 1998 and a full year of interest expense on properties acquired in 1997 and a provision for losses on real estate of $10,060,000 (see below). In addition, Trust administration and overhead expenses increased $1,225,000 due to a 170% increase in full time employees, expensing internal acquisition department costs in accordance with Emerging Issues Task Force Consensus No. 97-11 ("EITF 97-11") and higher general costs due to the increased activity of the Trust in 1998. Depreciation and amortization increased $5,226,000 due to the acquisition of properties in 1998 and a full year of depreciation on properties acquired in 1997.

     In December 1998, the Trust recorded a provision for possible loss of $10,060,000 as a result of its decision to sell its retail property in Colorado in 1999. The Trust estimated the net sale proceeds to be received on such sale and recorded the provision. The estimate of net sale proceeds is based on subjective judgments. The actual proceeds to be received in the event of a sale will most likely differ from the estimated net sale proceeds and may differ substantially. The difference, if any, will be reflected as a gain or loss on sale of real estate at such time.

     During 1998, the Trust recognized extraordinary losses totaling $5,803,000 ($0.47 per Share) comprised of loss on extinguishment of debt of $23,000 and costs related to a change in control of $5,780,000. The costs related to change in control include approximately $2,484,000 for payments made to the Trust's senior officers under severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers. In 1997, the Trust recognized extraordinary gains on the extinguishment of debt of $2,643,000 ($0.80 per Share). During 1997, the Trust sold two properties for a total gain of $2,163,000 ($0.65 per Share). The Trust did not sell any properties in 1998.

     The Trust's emphasis in the light industrial sector is ideally suited for the entrepreneurial segment of the economy, which consistently leads the United States in job growth. This property type is attractive to technology companies, which typically prefer flexible property space. The majority of the Trust's properties are situated in markets that have a concentration of technology firms, such as San Francisco, San Diego, and Northern Virginia.

  Comparison of 1997 to 1996

     During 1997, the Trust completed acquisitions with an aggregate purchase price of $166.7 million. The majority of these acquisitions occurred during the latter part of the fourth quarter of 1997 and, as a result, did not materially impact the results of operations for 1997. The Trust's weighted average property square footage increased to 1,687,000 in 1997 from 1,577,000 in 1996, an increase of 7.0%. Property revenues increased 7.8% to $12,201,000 in 1997 from $11,320,000 in 1996, and income from property operations increased 8.1% to $7,886,000 in 1997 from $7,298,000 in 1996 as a result of these acquisitions. On a same property basis, property revenues increased to $9,814,000 in 1997 from $9,422,000 in 1996, an increase of 4.2%, comprised of a 7.3% increase in revenue related to industrial properties and a 1.6% decrease in revenue at the Trust's retail property in Denver, Colorado. The decrease in revenue at the Trust's retail property stemmed principally from slower than anticipated leasing of vacancies and higher tenant rollover. The sale of two properties in 1997, one in the first quarter and one in the fourth quarter, resulted in a net decrease in 1997 combined property revenue of $229,000 and a net increase in income from property operations of $141,000 when compared to 1996. Overall leased occupancy of the Trust's portfolio was 92.4% at December 31, 1997 compared to 94.2% at December 31, 1996, reflecting lower occupancy rates of certain properties acquired during the fourth quarter of 1997.

     On a same property basis, income from property operations increased to $6,209,000 in 1997 from $5,987,000 in 1996, an increase of 3.7%. This overall increase is comprised of an 8.0% increase related to industrial properties and a 5.2% decrease related to the Trust's retail properties. The decrease in the Trust's retail properties is a result of the decrease in revenue explained above, as well as increase in expenses due to higher repairs and maintenance costs. Same property operating expenses increased by 4.9%, primarily as a result of higher property taxes.

     Loss from operations decreased to $3,007,000 in 1997 from $4,732,000 in 1996 as a result of the increase in income from property operations explained above, an increase in interest income of $388,000 (due to the private equity placements in 1997 of approximately $35 million), a decrease in total interest expense of $123,000 (due to the paydown of debt during late 1996 and 1997 as offset by an accrual of $1,022,000 of interest expense related to the conversion of certain debt to equity in December 1997), a decrease in Trust administration and overhead expenses of $874,000 (due to the conclusion of shareholder litigation in 1996 as offset by higher general costs due to the increased activity of the Trust in 1997), and an increase in depreciation and amortization of $248,000 (due to the acquisition of properties during the fourth quarter of 1997).

     During 1997 and 1996, the Trust recognized extraordinary gains on extinguishment of debt of $2,643,000 ($0.80 per Share) and $5,810,000 ($3.20 per Share), respectively, resulting from the settlement of litigation.

During 1997, the Trust sold two properties for a total gain of $2,163,000 ($0.65 per Share) compared to the sale of two properties for a total gain $177,000 ($0.10 per Share) in 1996.

  Analysis of Cash Flows

     COMPARISON OF 1998 TO 1997

     Cash flow provided by operating activities in 1998 was $2,961,000. This results from the Trust's net loss of $10,070,000 offset by net non-cash charges totaling $21,984,000 related to change in control costs, provision for possible real estate losses, minority interests, depreciation and amortization and issuance of shares to Trust Managers. This is offset by an increase in restricted cash of $3,301,000 and other assets of $10,073,000. In addition, an increase in accounts payable, other liabilities and tenant security deposits of $3,213,000 and an increase in accrued interest of $1,208,000 further increased cash flow provided by operating activities.

     Cash flow used in investing activities in 1998 was $179,673,000, representing amounts expended on the acquisition of real estate and related working capital totaling $172,133,000 and capitalized expenditures of $7,540,000.

     Cash flow provided by financing activities in 1998 was $171,174,000. This amount reflects net proceeds from mortgage financings and notes payable of $153,273,000 and proceeds from the private placements of Shares for net proceeds of $28,578,000 offset by the payment of loan costs of $1,852,000, the repurchase of Shares totaling $1,600,000 and distributions to shareholders and limited partnership unit holders of $7,225,000.

     Cash flow used in operating activities in 1997 was $776,000. This is primarily the net result of property operations, interest expense, administrative expenses, and an increase in restricted cash as a result of the Trust's property acquisitions and financings in 1997. Other assets increased $1,318,000 and restricted cash increased $1,019,000 in 1997. In addition, administrative expenses includes $439,000 in litigation and proxy costs which management believes is of a non-recurring nature.

     Cash flow used in investing activities in 1997 was $61,898,000, representing proceeds from the sale of two properties of $7,129,000, amounts expended on the acquisition of real estate and related working capital totaling $67,116,000, and capitalized expenditures of $1,911,000.

     Cash flow provided by financing activities in 1997 was $70,347,000. This amount reflects proceeds from the mortgage financing on fifteen properties of $44,001,000, proceeds from the private placements of Shares in July 1997 and December 1997 for net proceeds of $33,481,000, the payment of loan costs of $169,000 and principal repayments on mortgage and notes payable totaling approximately $6,340,000.

     FUNDS FROM OPERATIONS

     The Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") defines Funds from Operations ("FFO") as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items, provision for possible losses on real estate or the non-recurring interest accrual related to the conversion of the modified notes held by an affiliate into Shares.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998        1997      1996
                                                       ---------   --------   -------
                                                               (IN THOUSANDS)
Net cash provided by (used in) operating
  activities.........................................  $   2,961   $   (776)  $(4,764)
                                                       =========   ========   =======
Net cash provided by (used in) investing
  activities.........................................   (179,673)   (61,898)    5,173
                                                       =========   ========   =======
Net cash provided by (used in) financing
  activities.........................................    171,174     70,347    (4,093)
                                                       =========   ========   =======

     The following table shows the Trust's calculation of FFO:

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      1998          1997          1996
                                                  ------------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income (Loss)...............................  $   (10,070)   $    1,799    $    1,255
  Exclude effects of:
     Extraordinary items:
       (Gain) loss on extinguishment of debt....           23        (2,643)       (5,810)
       Provision for change in control costs....        5,780            --            --
     Gain on sales of real estate...............           --        (2,163)         (177)
     Provision for possible losses on real
       estate...................................       10,060            --            --
     Real estate depreciation and
       amortization.............................        8,108         3,144         2,890
     Default rate interest......................           --            --           369
     Minority interest in operating
       partnerships.............................         (188)           --            --
     Non-recurring interest accrual assuming
       future conversion of debt to equity......           --         1,022            --
                                                  -----------    ----------    ----------
Funds from Operations...........................  $    13,713    $    1,159    $   (1,473)
                                                  ===========    ==========    ==========
Weighted average Shares and operating
  partnership units outstanding(a)..............   12,484,472     3,317,004    $1,821,648
                                                  ===========    ==========    ==========

YEAR 2000 ISSUES

     Some older computer software was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive programming software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create tenant statements, or engage in similar normal business activities.

     The Trust's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Trust has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Trust are Year 2000 compliant. Additionally, as of December 31, 1998, the Trust has successfully upgraded the existing network and property operations/accounting systems. These upgrades were instituted to meet current and future needs of the Trust, not as a result of our initial Year 2000 assessment. The Trust has taken precautions, including testing these systems prior to implementation, to insure that all upgrades and modifications are Year 2000 compliant.

     The Trust has queried and/or received disclosure statements from significant external service providers. To date, the Trust is not aware of any Year 2000 problems with these third parties that would materially impact the Trust's results of operations, liquidity or capital resources. However, the Trust has no means of ensuring that external service providers will be Year 2000 compliant. The inability of these service providers to complete their Year 2000 resolution processes in a timely manner could impact the Trust. The effect of non-compliance by service providers is not determinable. The Trust is also reviewing all properties which may use date sensitive software in elevators, heating and cooling equipment and security systems to confirm no problem exists.

     Although a potential area of significant exposure to the Trust is the contracting to third parties of property management, accounting, and leasing services, the Trust generally utilizes thirty-day cancelable contracts and, should a material risk arise with respect to the Year 2000 problem, anticipates terminating the contract and hiring a new vendor. In addition, the Trust has initiated the transition to internal property management, accounting and leasing of its own properties, thereby significantly reducing the use of third parties in these areas.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of December 31, 1998, the Trust had $6.1 million in unrestricted cash.

     During 1998, the Trust purchased $237 million in properties and, on January 15, 1999, the Trust purchased a $127 million portfolio. In order to fund this growth, the Trust entered into several equity transactions during 1998. In January 1998, the Trust completed a $10 million private placement of Shares at $13.625 per Share. In February 1998, two shareholders exercised their preemptive rights and acquired $8.7 million of Shares at $13.625 per Share. In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of equity (Shares up to 49.9% ownership and preferred shares thereafter) and up to $200 million in additional equity, subject to certain conditions, to fund property acquisitions approved by the Trust's Board. From August 1998 through March 29, 1999, DDR purchased 9.3 million Shares for $143 million. Proceeds of these equity placements were used for property acquisitions.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. The Trust has a $75 million secured acquisition line with PSCC which bears interest at a variable rate based on LIBOR plus 1.75%. The Trust currently has approximately $68.5 million outstanding under this line. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplates a $150,000,000 credit line of which Bank One has committed to $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line, which will be secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of March 29, 1999, the Trust has $13.0 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%, currently 6.7125%.

     At December 31, 1998, the Trust had $252.5 million in mortgage debt outstanding, of which approximately $141.3 million was represented by fixed rate debt with an effective weighted average interest rate of 7.44%, and $111.2 million was represented by variable rate debt with a weighted average interest rate of 6.95%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate. The variable rate debt is comprised of $68.5 million borrowed under the Trust's secured acquisition line and $42.7 million borrowed under a bridge loan. The bridge loan was repaid with proceeds from a permanent financing on January 8, 1999. The Trust also had $14.1 million of unsecured borrowings from DDR with an interest rate at December 31, 1998 of 10.25%. The unsecured borrowings from DDR were repaid in full in January 1999.

     At December 31, 1998, the Trust's total market capitalization (based upon a December 31, 1998 closing Share price of $11.69 per Share) was approximately $461.5 million. Based upon this amount, the Trust's debt to total market capitalization at December 31, 1998 was 56.3%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future will serve to deleverage the Trust.

     On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions with funds generated by the operations of its real properties. Should such funds not cover these needs, the possibility of future distributions may be reduced or eliminated. Although the Trust believes that its current leverage is justified, the risk of financial default could rise substantially if the Trust is unable to complete future equity offerings or if property operating results decline.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures, (which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition), and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $7,540,000 in the year ended December 31, 1998, compared to $1,911,000 in the year ended December 31, 1997. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures.

     The Trust initiated distributions during 1998 at $0.18 per Share for the first quarter and increased the distribution to $0.20 per Share for the second, third and fourth quarters. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. During 1998, the Trust declared a total of $0.78 per share in dividends, which represents an FFO payout ratio of 71%. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $34,301,000 in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

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

     On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 shares from time to time in open market transactions, as price and market conditions allowed, over the following six months. Through August 31, 1998, the Trust had purchased 123,783 shares in the open market, for an aggregate cost of $1,598,000. These Shares are held in Treasury. Under the terms of its agreement with DDR, the Trust is prohibited from purchasing its own Shares if such purchases would result in DDR owning in excess of 49.9% of the Trust's outstanding Shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Trust's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

     The Trust's primary market risk exposure is to changes in interest rates. The Trust is exposed to market risk related to its secured acquisition line and secured bridge loan, with PSCC and the Bank One credit line as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The interest on the acquisition line, bridge loan and credit line are subject to fluctuations in the market.

     The Trust also uses long-term and medium-term secured debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Trust typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

     If the interest rate for variable rate debt was 100 basis points higher or lower during 1998, the Trust's interest expense would have been increased or decreased by approximately $700,000. There is no fixed rate debt maturing in 1999.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedule appearing on Page F-1 of this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     On July 30, 1998, in connection with the execution of a definitive agreement for an investment in the Trust by DDR, the Trust increased the number of Trust Managers on the Board of Trust Managers from seven to eleven and appointed DDR nominees Scott A. Wolstein, James A. Schoff, Robert H. Gidel and Albert T. Adams as Trust Managers. Mr. Wolstein was also elected to the position of Chairman of the Board of Trust Managers on July 30, 1998. The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions are as follows:

                NAME                   AGE           POSITION(S) AND OFFICE(S) HELD
                ----                   ---           ------------------------------
Scott A. Wolstein....................  46    Chairman of the Board of Trust Managers
Albert T. Adams......................  48    Trust Manager
William H. Bricker...................  67    Trust Manager
T. Patrick Duncan....................  50    Trust Manager
Robert H. Gidel......................  47    Trust Manager
Robert E. Giles......................  51    Trust Manager
Edward B. Kelley.....................  58    Trust Manager
Stanley J. Kraska, Jr. ..............  39    Trust Manager
J. Timothy Morris....................  32    Trust Manager
James A. Schoff......................  53    Trust Manager
Charles W. Wolcott...................  46    Trust Manager, President and Chief Executive
                                             Officer
Lewis D. Friedland...................  39    Executive Vice President and Chief Operating
                                             Officer
Marc A. Simpson......................  44    Senior Vice President and Chief Financial
                                             Officer, Secretary and Treasurer
David B. Warner......................  40    Senior Vice President -- Real Estate Operations

     Scott A. Wolstein was appointed as a Trust Manager and as Chairman of the Board of Trust Managers on July 30, 1998. Mr. Wolstein became Chairman of DDR in February 1997, and has served as President and Chief Executive Officer of DDR since its organization in 1992 and February 1993 initial public offering. Mr. Wolstein was a principal and executive officer of DDR's predecessors prior to 1993. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. Following his graduation from the University of Michigan Law School, Mr. Wolstein was associated with the Cleveland law firm of Thompson, Hine & Flory. He is currently a member of the Board of Trustees of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers and serves as the General Co-Chairman of the Cleveland Campaign for the State of Israel Bonds. He is also a member of the Young Presidents Organization, The Urban Land Institute, the National Realty Committee and the Wharton Real Estate Center.

     Albert T. Adams was appointed as a Trust Manager on July 30, 1998. Mr. Adams has been a partner with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, since 1984, and has been affiliated with the firm since 1977. Mr. Adams is a graduate of Harvard College, Harvard Business School and Harvard Law School. He serves as a member of the Board of Trustees of the Greater Cleveland Roundtable and of the Western Reserve Historical Society and is a Vice President of the Harvard Business School Club of Northeastern Ohio. Mr. Adams also serves as a director of DDR, Associated Estates Realty Corporation, Boykin Lodging Company, Captec Net Lease Realty, Inc. and Dairy Mart Convenience Stores, Inc.

     William H. Bricker has served as a Trust Manager of the Trust since September 1985. Mr. Bricker has served as President of DS Energy Services Incorporated and has consulted in the energy field and on international trade since 1987. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. Mr. Bricker is a director of the LTV Corporation, the Eltech Systems Corporation and the National

Paralysis Foundation. He received his Bachelor of Science and Master of Science degrees from Michigan State University.

     T. Patrick Duncan has served as a Trust Manager since December 1996 Mr. Duncan joined USAA Real Estate Company ("Realco") in November 1986 as Chief Financial Officer. With over 24 years of experience, Mr. Duncan serves as Senior Vice President of Real Estate Operations with responsibilities which include the direction of all acquisitions, sales, management and leasing of real estate for USAA-affiliated companies. Mr. Duncan received degrees from the University of Arizona in Accounting and Finance. He is a Certified Public Accountant, Certified Commercial Investment Manager, and holds a Texas Real Estate Broker's License. Mr. Duncan is also a member of the Board of Directors of Meridian Industrial Trust and a member of the Board of Directors of USAA Equity Advisors, Inc.

     Robert H. Gidel was appointed as a Trust Manager on July 30, 1998. Mr. Gidel has been the managing partner of Liberty Partners, LP, an investment partnership formed to purchase securities interests in private and public real estate companies, since 1993. Prior to this, Mr. Gidel was a Managing Director and Member of the Board of Directors of Alex. Brown Kleinwort Benson Realty Advisors, a real estate investment management firm formed in 1990 as a merger of Alex. Brown Realty Advisors ("ABRA") and Financial Investment Advisors. Mr. Gidel had been President of ABRA since 1986. From 1981-1985, Mr. Gidel served in a wide range of positions at Heller Financial and its subsidiary, Abacus Real Estate Finance. He is a graduate of University of Florida's Warrington College of Business with a major in real estate. Mr. Gidel is currently the Chairman of the Real Estate Advisory Board at the College of Business and a Hoyt Fellow at the Homer Hoyt Institute.

     Robert E. Giles has served as a Trust Manager since March 1996. Mr. Giles is currently the owner and President of Robert E. Giles Interests, Inc., a real estate consulting and development firm based in Houston, Texas. Mr. Giles also serves as President of Title Network, Ltd., a national title insurance agency. Mr. Giles was a Vice President with the J.E. Robert Companies, Inc. from 1994 to 1995. From 1990 to 1994, Mr. Giles was President and a Director of National Loan Bank, a publicly-held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles received his Bachelor of Arts degree from University of Texas -- Austin in 1970 and received a Master of Arts degree from University of Texas -- Arlington in 1973.

     Edward B. Kelley has served as a Trust Manager since December 1996. Mr. Kelley is President of Realco. He joined Realco in April 1989 as Executive Vice President and Chief Operating Officer before assuming his new title in August 1989. Mr. Kelley received his Bachelor of Business Administration degree from St. Mary's University in 1964 and a Masters in Business Administration from Southern Methodist University in 1967, and is a Member of the Appraisal Institute ("MAI"). Mr. Kelley is a member of the Board of Directors of USAA Equity Advisors, Inc.

     Stanley J. Kraska, Jr. has served as a Trust Manager since July 1997,when he was appointed as an independent Trust Manager at the request of ABKB/LaSalle Securities Limited Partnership ("ABKB") and LaSalle Advisors Capital Management, Inc. ("LaSalle Advisors") pursuant to the terms of the Common Share Purchase Agreements between the Trust and ABKB (as agent for the benefit of a particular client) dated as of July 3, 1997. Mr. Kraska has been employed by ABKB or its affiliates since February 1988. He currently serves as Managing Director, with responsibility for private placement investment. Mr. Kraska graduated from Dartmouth College in 1982 with a Bachelor of Arts degree and received a Master of Business Administration degree from Harvard University in 1986.

     J. Timothy Morris has served as a Trust Manager since January 15, 1999. Mr. Morris is a Principal at Morgan Stanley Dean Witter and head of Morgan Stanley's Real Estate Special Situations Program. Mr. Morris has over 11 years of experience at Morgan Stanley in the investment banking direct investment areas. Prior to heading up the Special Situations initiative, Mr. Morris spent five years in Hong Kong running Morgan Stanley's real estate business for Asia. Mr. Morris currently serves on the boards of Grove Property Trust and Tower Realty Trust, as well as on the boards of two private REITs. He is a graduate of Indiana University and holds a Bachelors degree in Finance.

     James A. Schoff was appointed as a Trust Manager on July 30, 1998. Mr. Schoff is Vice Chairman of the Board and Chief Investment Officer of DDR. Prior to this promotion, Mr. Schoff served as DDR's Executive Vice President and Chief Operating Officer from the time of the DDR's initial public offering, and he was a principal and executive officer of DDR's predecessors. Mr. Schoff is a graduate of Hamilton College and Cornell University Law School. Mr. Schoff practiced law with the firm of Thompson, Hine and Flory where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff currently serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice.

     Charles W. Wolcott currently serves as Trust Manager, President and Chief Executive Officer. Mr. Wolcott was hired as the President and Chief Executive Officer of the Trust in May 1993 and has served as a Trust Manager since August 1993. Mr. Wolcott was President and Chief Executive Officer for Trammell Crow Asset Services, a real estate asset and portfolio management affiliate of Trammell Crow Company, from 1990 to 1992. He served as Vice President and Chief Financial and Operating Officer of the Trust from 1988 to 1991. From 1988 to 1990, Mr. Wolcott was a partner in Trammell Crow Ventures Operating Partnership. Prior to joining the Trammell Crow Company in 1984, Mr. Wolcott was President of Wolcott Corporation, a firm engaged in the development and management of commercial real estate properties. Mr. Wolcott graduated from the University of Texas at Austin in 1975 with a Bachelor of Science degree and received a Master of Business Administration degree from Harvard University in 1977.

     Lewis D. Friedland currently serves as Executive Vice President and Chief Operating Officer. He was hired as the Vice President and Chief Investment Officer of the Trust in 1997. Prior to joining the Trust, Mr. Friedland was a founding partner of Crimson Partners, an investment firm formed in 1992 that engaged in the acquisition and development of real estate assets. Prior to founding this firm, he was a Division Partner and Managing Director of Trammell Crow Company where he was responsible for that firm's development, leasing, and property management activities in Richmond, Va. Mr. Friedland graduated from the Wharton School of the University of Pennsylvania in 1981 with a Bachelor of Science Degree in Economics and received a Master of Business Administration degree from Harvard University in 1985.

     Marc A. Simpson currently serves as Senior Vice President and Chief Financial Officer, Secretary and Treasurer. Mr. Simpson was hired as the Vice President and Chief Financial Officer, Secretary and Treasurer of the Trust in March 1994. From November 1989 through March 1994, Mr. Simpson was a Manager in the Financial Advisory Services Group of Coopers & Lybrand L.L.P. Prior to that time, he served as Controller of Pacific Realty Corporation, a real estate development company. Mr. Simpson graduated with a Bachelor of Business Administration from Midwestern State University in 1978, and received a Master of Business Administration from Southern Methodist University in 1990.

     David B. Warner currently serves as Senior Vice President-Real Estate Operations. Mr. Warner was hired as Vice President and Chief Operating Officer of the Trust in May 1993. From 1989 through the date he accepted a position with the Trust, Mr. Warner was a Director of the Equity Investment Group for the Prudential Realty Group. From 1985 to 1989, he served in the Real Estate Banking Group of NCNB Texas National Bank. Mr. Warner graduated from the University of Texas at Austin in 1981 with a degree in finance and received a Master of Business Administration from the same institution in 1984.

COMMITTEES OF THE TRUST MANAGERS

     AUDIT COMMITTEE. The Audit Committee of the Trust Managers met twice during the 1998 fiscal year. The Audit Committee reviews and approves the scope and results of any outside audit of the Trust, and the fees therefore, and makes recommendations to the Trust Managers or management concerning auditing and accounting matters and the efficacy of the Trust's internal control systems. The Audit Committee selects the Trust's independent auditors subject to shareholder ratification. During the 1998 fiscal year, Messrs. Bricker, Kelley and Giles served on the Audit Committee. Current members of the Audit Committee are Messrs. Bricker, Kelley and Giles.

     COMPENSATION COMMITTEE. The Compensation Committee met three times during the 1998 fiscal year. The Compensation Committee recommends to the Board of Trust Managers guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors. The Compensation Committee is also responsible for acting upon all matters concerning, and exercising such authority as is delegated to it under the provisions of, any benefit, retirement or pension plan. During the 1998 fiscal year, Messrs. Bricker, Duncan and Giles served on the Compensation Committee. Current members of the Compensation Committee are Messrs. Bricker, Duncan and Giles.

     INVESTMENT COMMITTEE. The Investment Committee met three times during 1998 prior to being dissolved on July 29, 1998. The Investment Committee reviewed potential real property acquisitions and made recommendations to the Board of Trust Managers. During the 1998 fiscal year, Messrs. Duncan, Giles, Kraska and Wolcott served on the Investment Committee.

     EXECUTIVE COMMITTEE. The Executive Committee was formed on July 29, 1998 and granted the power to authorize acquisitions and dispositions not to exceed $50 million and to bind the Trust to capital raising transactions not to exceed $100 million. The Executive Committee met seven times during 1998. During the 1998 fiscal year, Messrs. Wolstein, Gidel, Duncan and Wolcott served on the Executive Committee. Current members of the Executive Committee are Messrs. Wolstein, Gidel, Duncan, Morris and Wolcott.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. Bricker, Duncan and Giles. No executive officer of the Trust served as a member of the Compensation Committee or as a director of any other entity, one of whose executive officers served on the Compensation Committee or as a Trust Manager of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to the Trust with respect to the 1998 Fiscal Year or written representations from certain reporting persons that no forms were required, no person failed to disclose on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Trust to the executive officers of the Trust for the three years ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                            ANNUAL COMPENSATION                        SECURITIES
               NAME AND                  --------------------------    ALL OTHER       UNDERLYING
          PRINCIPAL POSITION             YEAR    SALARY    BONUS(1)   COMPENSATION      OPTIONS
          ------------------             ----   --------   --------   ------------    ------------
Charles W. Wolcott.....................  1998   $223,750   $152,375    $1,120,630(2)    250,000
  President and CEO                      1997    202,500    153,750         8,071(6)     50,000
                                         1996    195,000    100,000         8,039(6)         --
Lewis D. Friedland.....................  1998    178,750    122,563       816,680(3)    135,000
  Executive Vice President and COO(7)    1997    102,462     72,000         5,168(6)     35,000
Marc A. Simpson........................  1998    135,000     66,150       542,305(4)     70,000
  Senior Vice President and CFO,         1997    117,500     72,000         8,071(6)     20,000
  Secretary and Treasurer                1996    110,000     55,000         8,039(6)         --
David B. Warner........................  1998    131,250     63,788       525,430(5)     70,000
  Senior Vice President                  1997    117,500     72,000         8,071(6)     20,000
  Real Estate Operations                 1996    110,000     55,000         8,039(6)         --

---------------

(1) Represents bonus payments for current year paid in January of the following year.

(2) Includes change of control payment ($862,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($116,000), vesting of restricted shares ($135,100) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(3) Includes change of control payment ($693,750), payments made under fully vested dividend equivalent rights granted in April 1998 ($58,000), vesting of restricted shares ($57,900) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(4) Includes change of control payment ($472,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(5) Includes change of control payment ($455,625), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(6) Trust's contribution to the Retirement and Profit Sharing Plan for current year made in January of following year.

(7) Hired in May 1997.

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

     On April 29, 1998, the Trust entered into Severance and Change in Control Agreements with each of Messrs. Wolcott, Friedland, Simpson and Warner, which agreements replaced and superseded existing Bonus and Severance Agreements with such officers. Among other things, the agreements provide that, upon a Change in Control (as defined), the respective officer will receive an amount equal to
2.50 times such officer's annualized base salary rate plus targeted bonus amount for the fiscal year in which the first event constituting a Change in Control occurs. In addition, each such officer will receive certain employee benefits for, in general, a one-year period commencing on the date of a Change in Control. Each agreement also provides that (1) if any payment made by the Trust to the respective officer would be subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, the Trust will pay to such officer an additional amount to offset the effects of such excise tax, (2) the Trust agrees to pay certain attorneys' and related fees and expenses incurred by the respective officer to enforce his rights under the agreement, and (3) all deferred or unvested awards under the Trust's Employee and Trust Manager Incentive Share Plan shall immediately vest upon a Change in Control and the officer shall have the right to exercise any vested awards during the balance of the award's term. Each agreement commenced on April 29, 1998 and continues for a five-year term and shall automatically renew for one-year terms unless earlier terminated in accordance with the agreement.

CHANGE IN CONTROL

     Per the Severance and Change in Control Agreements, the term "Change in Control" is defined, among other things, as an acquisition of over 33% of the Trust's securities. On December 10, 1998, a Change in Control occurred upon the filing by DDR of Amendment No. 3 to Schedule 13D. Accordingly, payments totaling $2,484,375 to Messrs. Wolcott, Friedland, Simpson and Warner were made. In addition, outstanding options to purchase shares held by these employees became immediately exercisable and the restrictions on any restricted shares held by these employees were lifted.

OPTION GRANTS

     The following table sets forth the share option grants made in the 1998 Fiscal Year to each of the Trust's executive officers. The table also sets forth the potential realizable value that would exist for the options at the end of their ten-year terms, assuming compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Shares. All option exercise prices are based on a price higher than the market price on the grant date.

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                             NUMBER OF     % OF TOTAL                                  OF SHARE PRICE APPRECIATION
                               SHARES       OPTIONS                                        AT END OF TEN YEAR
                             UNDERLYING    GRANTED TO                                        OPTION TERMS(1)
                              OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   ---------------------------
           NAME              GRANTED(2)   FISCAL 1998      PER SHARE         DATE           5%            10%
           ----              ----------   ------------   --------------   ----------   ------------   ------------
Charles W. Wolcott.........   200,000          43%          $13.625         4/1/08      $1,673,015     $4,278,105
Lewis D. Friedland.........   100,000          22%           13.625         4/1/08         836,508      2,139,052
Marc A. Simpson............    50,000          11%           13.625         4/1/08         418,254      1,069,526
David B. Warner............    50,000          11%           13.625         4/1/08         418,254      1,069,526

---------------

(1) "Potential Realizable Value" is disclosed in response to Securities and Exchange Commission rules, which require such disclosure for illustrative purposes only, and is based on the difference between the potential market value of shares issuable (based upon assumed appreciation rates) upon exercise of such options and the exercise price of such options. The values disclosed are not intended to be, and should not be interpreted as, representations or projections of future value of the Trust's shares or of the share price.

(2) Share option grants vest in equal increments on their date of grant and on each of the first four anniversaries of their date of grant. All share options were vested on December 10, 1998 pursuant to the Change in Control.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the value of the unexercised options as of December 31, 1998 held by the Trust's executive officers. No options were exercised in the 1998 Fiscal Year by any of the executive officers.

           AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND FISCAL 1998
                             YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                     OPTIONS AT 12/31/98               AT 12/31/98
                                                 ---------------------------   ---------------------------
                     NAME                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                     ----                        -----------   -------------   -----------   -------------
Charles. W. Wolcott............................    250,000        0                (a)            (a)
Lewis D. Friedland.............................    135,000        0                (a)            (a)
Marc A. Simpson................................     70,000        0                (a)            (a)
David B. Warner................................     70,000        0                (a)            (a)

---------------

(a) The Trust's share price at December 31, 1998 was $11.6875, which is less than the option exercise prices of either $13.625 or $15.00 per share. Therefore, the value of unexercised in-the-money options at December 31, 1998 is zero.

TRUST MANAGER COMPENSATION

     In fiscal year 1998, the Trust paid an annual retainer of $25,000 to non-employee Trust Managers plus $1,000 for each Trust Manager meeting attended in person, $500 for each Trust Manager meeting attended via teleconference, $500 for each committee meeting attended in person and $250 for each committee meeting attended via teleconference. Additionally, the Trust Managers are reimbursed for their expenses incurred in connection with their duties as Trust Managers. Each non-employee Trust Manager has the right to receive his annual retainer in cash and/or Shares. In addition to the annual retainer, Mr. Bricker earned $14,750, Mr. Giles earned $13,750, Mr. Kelley earned $7,500, Mr. Duncan earned $12,750, Mr. Kraska earned $11,250, Mr. Wolstein earned $2,250, Mr. Schoff earned $1,500, Mr. Gidel earned $2,250 and Mr. Adams earned $1,500 in 1998 for attendance at Board of Trust Managers and committee meetings. In December 1998, the Trust adopted a deferred compensation plan for non-employee Trust Managers which will give Trust Managers the option to defer receipt of fees otherwise payable. Such deferred fees are credited to a deferral account in units representing Shares. The value of the units is increased or decreased as measured by the market value of Shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Shares by (i) each Trust Manager, (ii) the Trust's Chief Executive Officer and each executive officer of the Trust, (iii) all Trust Managers and executive officers of the Trust as a group, and (iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding shares of such class, in each case at March 29, 1999. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL               PERCENTAGE
BENEFICIAL OWNER                                             OWNERSHIP                  OF CLASS
----------------                                         -----------------             ----------
Albert T. Adams........................................          1,000(1)                    *
William H. Bricker.....................................          4,400(2)                    *
T. Patrick Duncan......................................            600                       *
Robert H. Gidel........................................          9,000(1)                    *
Robert E. Giles........................................          7,012(2)                    *
Edward B. Kelley.......................................          1,000                       *
Stanley J. Kraska, Jr. ................................          4,000(2)                    *
J. Timothy Morris......................................              0                       *
James A. Schoff........................................          1,000(1)                    *
Charles W. Wolcott.....................................        336,000(3)                 1.60%
Scott A. Wolstein......................................          1,006(1)(9)                 *
Lewis D. Friedland.....................................        158,383(4)                    *
Marc A. Simpson........................................         90,434(5)                    *
David B. Warner........................................         78,700(5)                    *
USAA Real Estate Company...............................      1,680,086(6)                 7.99%
  9830 Colonnade Boulevard, Suite 600
  San Antonio, Texas 782302239
Morgan Stanley, Dean Witter, Discover & Co.
  The Morgan Stanley Real Estate Special Situations
     Fund II, L.P.
  Morgan Stanley Asset Management Inc..................      1,999,653(7)                 9.51%
  1585 Broadway
  New York, New York 10036
ABKB/LaSalle Securities Limited Partnership and LaSalle
  Advisors Limited Partnership.........................      1,502,578(8)                 7.15%
  100 East Pratt Street
  Baltimore, MD 21202
Scott A. Wolstein and Developers Diversified Realty
  Corporation..........................................      9,401,817(9)                44.71%
  34555 Chagrin Boulevard
  Moreland Hills, OH 44022
All Trust Managers and executive officers as a group
  (11 persons).........................................        692,535(1)(2)(3)(4)(5)     3.29%

---------------

 *  Ownership is less than 1% of outstanding Common Shares.

(1) Includes vested options to purchase 1,000 Common Shares.

(2) Includes vested options to purchase 4,000 Common Shares.

(3) Includes vested options to purchase 250,000 Common Shares.

(4) Includes vested options to purchase 135,000 Common Shares.

(5) Includes vested options to purchase 70,000 Common Shares.

(6) Based upon Amendment No. 4 to Schedule 13D filed jointly by United Services Automobile Association ("USAA"), USAA Capital Corporation ("USAA CC"), and USAA Real Estate Company ("Realco") on August 6, 1998. USAA is the sole stockholder of USAA CC and USAA CC is the sole stockholder of Realco. Based upon these relationships, USAA, USAA CC, and Realco have shared voting and dispositive power over 1,680,086 Common Shares.

(7) Based upon Amendment No. 1 to Schedule 13D filed jointly by Morgan Stanley, MSAM and Morgan Stanley Real Estate Special Situations Fund II, L.P. on March 17, 1998 (the "MSAM Schedule 13D"), Morgan Stanley has sole voting and dispositive power over 120,231 Common Shares and shared voting and dispositive power over 1,879,422 Common Shares held by the investors for whom MSAM acts as an investment advisor (the "MSAM Purchasers"). Pursuant to separate investment management agreements between MSAM and MSRE, MSAM has been granted voting and dispositive power with respect to the Common Shares held by MSRE. MSAM has shared voting and dispositive power over 1,879,422 Common Shares held by the MSAM Purchasers and the Morgan Stanley Real Estate Special Situations Fund II, L.P. has shared voting and dispositive power over 652,415 of such Common Shares. Pursuant to separate investment management agreements between MSAM and the MSAM Purchasers, MSAM has been granted voting and dispositive power with respect to the Common Shares held by each of the MSAM Purchasers.

(8) Based upon Amendment No. 2 to Schedule 13D filed jointly by ABKB and LaSalle Advisors on February 10, 1998, (i) ABKB has sole voting and dispositive power over 480,213 Common Shares and shared voting and dispositive power with respect to 480,212 Common Shares; and (ii) LaSalle Advisors has shared dispositive power with respect to 542,153 Common Shares.

(9) Based upon Amendment No. 5 to Schedule 13D filed jointly by Developers Diversified Realty Corporation and Scott A. Wolstein on January 19, 1999, DDR has sole voting and dispositive power over 9,401,817 Common Shares and Mr. Wolstein has sole voting and dispositive power over 6 Common Shares. Mr. Wolstein, as Chairman of the Board, President and Chief Executive Officer of DDR, may be deemed to beneficially own all shares held by DDR.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During the fiscal year 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed rate of interest of 10.25%, provide for quarterly payments of interest and are due thirty days after demand. The highest amount outstanding under such borrowings from DDR during 1998 was $23,510,000. The total amount of interest on such borrowings during 1998 was $661,000 and the balance outstanding at December 31, 1998 was $14,058,000.

     Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property totaling 290,991 nrsf located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefor, issued approximately $16.1 million in Shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date. To date, an Equalization Agreement, which provides, among other things, that DDR shall reimburse the Trust for certain dividend-based distributions to the holders of partnership interests has not been executed. It is anticipated that the Equalization Agreement will have an effective date in January 1999.

     On November 20, 1998, the Trust purchased undeveloped land from DDR in the amount of $2.3 million plus interest. The purchase was accomplished through the issuance of shares to DDR in accordance with the Share Purchase Agreement dated July 30, 1998. This land was then contributed by the Trust to a development joint venture with a third party.

     DDR also provided real estate management services. DDR is paid a competitive rate for the management services, including, but not limited to, tenant finish, leasing and reporting. For the year ended December 31, 1998 the Trust paid $19,000 for such management services.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum") an affiliate of a major shareholder of the Trust. Quorum is paid competitive rates, for services, including, but not limited to, construction, tenant finish, leasing and management. For the year ended December 31, 1998, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. No such fees were paid by the Trust in 1997.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the year ended December 31, 1998, this Trust Manager paid $9,800 in lease payments to the Trust.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedule:

          See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Form 10-K

     (3) Exhibits:

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          2.1            -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823)
          2.2            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          2.3            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.4            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
          2.5            -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.6            -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.7            -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.8            -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.9            -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
          2.10           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.11           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          2.12           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.13           -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
         *3.1            -- Third Amended and Restated Declaration of Trust
         *3.2            -- First Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.3            -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.4            -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.5            -- Fifth Amended and Restated Bylaws
         *3.6            -- Amendment to the Fifth Amended and Restated Bylaws
          3.7            -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)
          4.1            -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)
          4.2            -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
         10.1            -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)
         10.2            -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
         10.3            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.4            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.5            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.6            -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.7            -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.8            -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
         10.9            -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)
         10.10           -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.11           -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)
         10.12           -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
         10.13           -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.14           -- 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.15           -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
         10.16           -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
         10.17           -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.18           -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
         10.19           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.20 Form 8-K of the Trust dated
                            November 22, 1994)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.20           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
         10.21           -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
         10.22           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)
         10.23           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
         10.24           -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)
         10.25           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.26           -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.27           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.28           -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.29           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
         10.30           -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.31           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.32           -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.33           -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.34           -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)
         10.35           -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
         10.36           -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)
         10.37           -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
         10.38           -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)
         10.39           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
         10.40           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.41           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.42           -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
         10.44           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.45           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.46           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.47           -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.48           -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
         10.50           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.51           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
         10.52           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
         10.53           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.54           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)
         10.55           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
         10.56           -- Common Share Purchase dated as of January 29, 1998, by
                            and between the Trust and Praedium (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.57           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.58           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.59           -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.60           -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
         10.61           -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.62           -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.63           -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)
         10.64           -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
        *10.65           -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
        *10.66           -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust
         10.67           -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)
         10.68           -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)
         10.69           -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.70           -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.71           -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
         10.72           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.73           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
         10.74           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
         10.75           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)
         10.76           -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)
         10.77           -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)
         10.78           -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
         10.79           -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.80           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.81           -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
         10.82           -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.83           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
         10.84           -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)
         10.85           -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
         10.86           -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
         10.87           -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.88           -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
         10.89           -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.90           -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.91           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)
         10.92           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.93           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
         10.94           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
         10.95           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)
         10.96           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
         10.97           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.98           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.99           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.100          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
        *21.1            -- Listing of Subsidiaries

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
        *23.1            -- Consent of Ernst & Young LLP
        *24.1            -- Power of Attorney (Included on signature page hereto)
        *27.1            -- Financial Data Schedule

---------------

 *  Filed herewith

     (b) Reports on Form 8-K:

     The following information summarizes the events reported on Form 8-K during the quarter ended December 31, 1998:

          (1) Current Report on Form 8-K/A filed with the Commission on October 2, 1998 amending Form 8-K filed with the Commission on August 5, 1998;

          (2) Current Report on Form 8-K filed with the Commission on October 23, 1998;

          (3) Current Report on Form 8-K filed with the Commission on October 29, 1998;

          (4) Current Report on Form 8-K filed with the Commission on November 24, 1998;

          (5) Current Report on Form 8-K/A filed with the Commission on December 28, 1998 amending Form 8-K filed with the Commission on October 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                          AMERICAN INDUSTRIAL PROPERTIES REIT

                                                /s/ CHARLES W. WOLCOTT
                                          --------------------------------------
                                                   Charles W. Wolcott,
                                            Trust Manager, President and Chief
                                                    Executive Officer

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

                     SIGNATURES                                    TITLE                     DATE
                     ----------                                    -----                     ----
                 /s/ ALBERT T. ADAMS                   Trust Manager                    March 30, 1999
-----------------------------------------------------
                   Albert T. Adams

               /s/ WILLIAM H. BRICKER                  Trust Manager                    March 30, 1999
-----------------------------------------------------
                 William H. Bricker

                /s/ T. PATRICK DUNCAN                  Trust Manager                    March 30, 1999
-----------------------------------------------------
                  T. Patrick Duncan

                 /s/ ROBERT E. GILES                   Trust Manager                    March 30, 1999
-----------------------------------------------------
                   Robert E. Giles

                /s/ EDWARD B. KELLEY                   Trust Manager                    March 30, 1999
-----------------------------------------------------
                  Edward B. Kelley

                /s/ J. TIMOTHY MORRIS                  Trust Manager                    March 30, 1999
-----------------------------------------------------
                  J. Timothy Morris

                     SIGNATURES                                    TITLE                     DATE
                     ----------                                    -----                     ----
               /s/ CHARLES W. WOLCOTT                  Trust Manager, President and     March 30, 1999
-----------------------------------------------------    Chief Executive Officer
                 Charles W. Wolcott                      (Principal Executive
                                                         Officer)

                 /s/ MARC A. SIMPSON                   Senior Vice President and        March 30, 1999
-----------------------------------------------------    Chief Financial Officer,
                   Marc A. Simpson                       Secretary and Treasurer
                                                         (Principal Accounting and
                                                         Financial Officer)

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997, and 1996......................   F-3
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996...   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   F-6
  Notes to Consolidated Financial Statements................   F-8
Financial Statement Schedule:
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-25
  Notes to Schedule III.....................................  F-28

     All other financial statements and schedules not listed have been omitted because the required information is either included in the Consolidated Financial Statements and the Notes thereto as included herein or is not applicable or required.

                         REPORT OF INDEPENDENT AUDITORS

Trust Managers and Shareholders
American Industrial Properties REIT:

     We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industrial Properties REIT at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP
Dallas, Texas
February 10, 1999,
except for Note 19, as to which the date is
March 26, 1999

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998           1997          1996
                                                        -----------    ----------    ----------
Property Revenues
  Rents...............................................  $    39,559    $    9,367    $    8,592
  Tenant Reimbursements...............................        8,798         2,834         2,728
                                                        -----------    ----------    ----------
          Total Property Revenues.....................       48,357        12,201        11,320
                                                        -----------    ----------    ----------
Property Expenses
  Property taxes......................................        4,980         1,607         1,421
  Property management fees............................        1,474           418           430
  Utilities...........................................        2,673           480           476
  General operating...................................        2,489           891           849
  Repairs and maintenance.............................        2,218           524           529
  Other property operating expenses...................        2,212           395           317
                                                        -----------    ----------    ----------
          Total Property Expenses.....................       16,046         4,315         4,022
                                                        -----------    ----------    ----------
     Income from Property Operations..................       32,311         7,886         7,298
  Administrative expenses:
     Trust administration and overhead................       (3,729)       (2,065)       (1,830)
     Litigation, refinancing and proxy costs..........           --          (439)       (1,548)
  Depreciation........................................       (7,928)       (2,774)       (2,577)
  Amortization........................................         (455)         (383)         (332)
  Interest Income.....................................          705           546           158
  Interest on notes payable...........................         (869)       (1,462)       (4,003)
  Interest on mortgages payable.......................      (14,270)       (4,316)       (1,898)
  Provision for possible losses on real estate........      (10,060)           --            --
                                                        -----------    ----------    ----------
  Loss from operations................................       (4,295)       (3,007)       (4,732)
  Minority interests in consolidated subsidiaries.....           28            --            --
  Gain on sales of real estate........................           --         2,163           177
                                                        -----------    ----------    ----------
  Loss before extraordinary items.....................       (4,267)         (844)       (4,555)
  Extraordinary items:
     Gain (loss) on extinguishment of debt............          (23)        2,643         5,810
     Provision for change in control costs............       (5,780)           --            --
                                                        -----------    ----------    ----------
NET INCOME (LOSS).....................................  $   (10,070)   $    1,799    $    1,255
                                                        ===========    ==========    ==========
PER SHARE DATA (BASIC AND DILUTED)
  Loss before extraordinary items.....................  $     (0.35)   $    (0.26)   $    (2.50)
  Extraordinary gain (loss)...........................        (0.47)         0.80          3.20
                                                        -----------    ----------    ----------
  Net income (loss)...................................  $     (0.82)   $     0.54    $     0.70
                                                        ===========    ==========    ==========
  Distributions paid..................................  $      0.78    $       --    $     0.20
                                                        ===========    ==========    ==========
  Weighted average Shares outstanding.................   12,251,591     3,316,788     1,821,648
                                                        ===========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Real estate:
  Held for investment.......................................  $476,641   $265,312
  Held for sale.............................................    28,491         --
                                                              --------   --------
  Total real estate.........................................   505,132    265,312
  Accumulated depreciation..................................   (33,449)   (25,521)
                                                              --------   --------
  Net real estate...........................................   471,683    239,791
Cash and cash equivalents:
  Unrestricted..............................................     6,145     11,683
  Restricted................................................     5,422      2,121
                                                              --------   --------
  Total cash and cash equivalents...........................    11,567     13,804
Other assets, net...........................................    17,080      4,800
                                                              --------   --------
  Total Assets..............................................  $500,330   $258,395
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................  $252,481   $114,226
  Unsecured notes payable to related parties................    14,058      7,200
  Accrued interest..........................................     1,477        269
  Accounts payable, accrued expenses and other
     liabilities............................................    17,651      7,231
  Tenant security deposits..................................     2,138      1,254
                                                              --------   --------
          Total Liabilities.................................   287,805    130,180
                                                              --------   --------
Minority interests..........................................     6,946      6,444
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000
  Shares; issued and outstanding 17,201,591 shares at 1998
     and 9,817,171
  Shares at 1997............................................     1,721        982
  Additional paid-in capital................................   330,031    224,989
  Less 165,886 shares in treasury at 1998 and 42,103 shares
     at 1997, at cost.......................................    (2,226)      (626)
  Accumulated distributions.................................   (68,756)   (58,456)
  Accumulated deficit.......................................   (55,191)   (45,118)
                                                              --------   --------
          Total Shareholders' Equity........................   205,579    121,771
                                                              --------   --------
          Total Liabilities and Shareholders' Equity........  $500,330   $258,395
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                           SHARES OF BENEFICIAL
                                 INTEREST          ADDITIONAL   RETAINED      TREASURY STOCK
                           ---------------------    PAID-IN     EARNINGS    -------------------
                            NUMBER(A)    AMOUNT     CAPITAL     (DEFICIT)   NUMBER(A)   AMOUNT     TOTAL
                           -----------   -------   ----------   ---------   ---------   -------   --------
Balance at January 1,
  1996...................   1,815,080    $  182     $125,331    $(106,265)        --    $    --   $ 19,248
  Issuance of additional
     Shares..............     184,920        18        2,525           --         --         --      2,543
  Net income.............          --        --           --        1,255         --         --      1,255
  Distributions to
     shareholders........          --        --           --         (363)        --         --       (363)
                           ----------    ------     --------    ---------    -------    -------   --------
Balance at December 31,
  1996...................   2,000,000       200      127,856     (105,373)        --         --     22,683
  Issuance of additional
     Shares..............   7,817,171       782       97,133           --         --         --     97,915
  Repurchase of Shares...          --        --           --           --     42,103       (626)      (626)
  Net income.............          --        --           --        1,799         --         --      1,799
                           ----------    ------     --------    ---------    -------    -------   --------
Balance at December 31,
  1997...................   9,817,171       982      224,989     (103,574)    42,103       (626)   121,771
  Issuance of additional
     Shares..............   7,384,420       739      105,042           --         --         --    105,781
  Repurchase of Shares...          --        --           --           --    123,783     (1,600)    (1,600)
  Net income.............          --        --           --      (10,070)        --         --    (10,070)
  Distributions to
     shareholders........          --        --           --      (10,303)        --         --    (10,303)
                           ----------    ------     --------    ---------    -------    -------   --------
Balance at December 31,
  1998...................  17,201,591    $1,721     $330,031    $(123,947)   165,886    $(2,226)  $205,579
                           ==========    ======     ========    =========    =======    =======   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(10,070)  $  1,799   $  1,255
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Gains on extinguishment of debt........................        --     (2,643)    (5,810)
     Change in control costs................................     2,960         --         --
     Losses on sales of real estate.........................        --     (2,163)      (177)
     Provisions for possible losses on real estate..........    10,060         --         --
     Minority interest in consolidated subsidiaries.........       (28)        --         --
     Depreciation...........................................     7,928      2,774      2,577
     Amortization of deferred financing costs...............       584        195         70
     Other amortization.....................................       168        383        332
     Issuance of shares to Trust Managers...................       312        115         --
     Interest accrued assuming future conversion of debt to
       equity...............................................        --      1,022         --
     Changes in operating assets and liabilities:
       Other assets and restricted cash.....................   (13,374)    (2,337)      (376)
       Accounts payable, other liabilities and tenant
          security deposits.................................     3,213        147        351
       Accrued interest.....................................     1,208        (68)    (2,986)
                                                              --------   --------   --------
          Net Cash Provided By (Used In) Operating
            Activities......................................     2,961       (776)    (4,764)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate....................        --      7,129      6,545
  Capitalized expenditures..................................    (7,540)    (1,911)    (1,372)
  Acquisition of real estate and related working capital....  (172,133)   (67,116)        --
                                                              --------   --------   --------
          Net Cash Provided By (Used In) Investing
            Activities......................................  (179,673)   (61,898)     5,173
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable............   (49,163)    (6,340)   (31,832)
  Proceeds from mortgage financing..........................   202,436     44,001     26,453
  Payment of deferred loan costs............................    (1,852)      (169)      (894)
  Proceeds from sale of shares..............................    28,578     33,481      2,543
  Purchase of treasury shares...............................    (1,600)      (626)        --
  Distributions to shareholders.............................    (6,880)        --       (363)
  Distributions to limited partnership unit holders.........      (345)        --         --
                                                              --------   --------   --------
Net Cash (Used In) Provided By Financing Activities.........   171,174     70,347     (4,093)
                                                              --------   --------   --------
Net (Decrease) Increase in Cash and Cash Equivalents........    (5,538)     7,673     (3,684)
Cash and Cash Equivalents at Beginning of Year..............    11,683      4,010      7,694
                                                              --------   --------   --------
Cash and Cash Equivalents at End of Year....................  $  6,145   $ 11,683   $  4,010
                                                              ========   ========   ========
Cash Paid for Interest......................................  $ 13,634   $  4,629   $  8,817
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. During 1998, the Trust acquired six properties from DDR in exchange for 2,207,618 shares valued at $34.2 million. In addition, with the acquisition of other properties, the Trust issued $0.9 million in limited partnership units and assumed $34.9 million in mortgage notes payable.

     During 1997, in connection with the merger with four real estate limited partnerships, the Trust issued Shares valued at $57.9 million and $3.7 million in limited partnership units. The Trust also assumed $31.2 million in mortgage notes payable and $7.2 million in unsecured notes payable. In addition, with the acquisition of other properties, the Trust issued $2.7 million in limited partnership units.

     Debt Conversion. During 1998, the Trust issued $42.7 million of Shares to DDR in exchange for unsecured notes payable to DDR. During 1997, the Trust issued $5.5 million of Shares to Realco in exchange for unsecured notes payable to Realco.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     General. American Industrial Properties REIT (the "Trust") is a self-administered Texas real estate investment trust which, as of December 31, 1998, directly or indirectly owns and operates 65 commercial real estate properties consisting of 52 industrial properties, 11 office buildings and 2 retail properties. The Trust currently has one industrial property under development. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985.

     Principles of Consolidation. The consolidated financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries and controlled subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

     Real Estate. The Trust carries its real estate held for investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at lower of depreciated cost or fair value less costs to sell. The Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, are less than the carrying value of the related asset (see Note 2).

     Property improvements which extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over the lease term, but not to exceed ten years.

     Interest is capitalized during the period in which real estate assets are undergoing construction or major renovation. For the year ended December 31, 1998 the Trust capitalized $78,000 in interest.

     Cash and Cash Equivalents. Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted cash amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

     Other Assets. Other assets primarily consist of direct costs related to potential property acquisitions, deferred rents receivable, deferred commissions and loan fees. Potential property acquisition costs are capitalized and depreciated on a straight-line basis over the life of the asset when the asset is acquired. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $1,398,000 and $525,000 at December 31, 1998 and 1997, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $172,000, $94,000 and $154,000 for the years ended December 31, 1998, 1997, and 1996, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Income Tax Matters. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year. The Trust had taxable income for the year ended December 31, 1997, a taxable loss for the year ended December 31, 1996 and expects to report taxable income for the year ending December 31, 1998.

     The Trust has a net operating loss carryforward from 1997 and prior years of approximately $34,301,000. The net operating losses are subject to restrictions on their use due to an ownership change occurring in 1997, and as such, can only be used against approximately $1,200,000 of taxable income per year. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

     Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The computation of diluted earnings per share does not include common share equivalents where the inclusion of such does not result in dilution (based upon application of the "treasury stock" method) or, in periods where there is a net loss from operations, is anti-dilutive.

     Share Compensation. The Trust accounts for its share compensation arrangements using the intrinsic value method.

     Concentrations. The Trust owns 65 real estate properties, excluding the one build-to-suit property, in 13 states. The Trust's industrial properties are concentrated in the Texas market with 23 of the 52 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the west with three of the eleven located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Segment Reporting. The Trust has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for fiscal year 1998. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Where applicable, it also establishes standards for related disclosures about products and services, geographic areas, and major tenants. See Note 16 for the Trust's segment disclosures.

     Reclassification. Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At December 31, 1998 and 1997, real estate was comprised of the following:

                                                               1998           1997
                                                           ------------   ------------
Held for investment:
  Land...................................................  $102,891,000   $ 56,315,000
  Buildings and improvements.............................   373,750,000    208,997,000
                                                           ------------   ------------
                                                            476,641,000    265,312,000
                                                           ------------   ------------
Held for sale:
  Land...................................................     6,000,000             --
  Buildings and improvements.............................    22,491,000             --
                                                           ------------   ------------
                                                             28,491,000             --
                                                           ------------   ------------
          Total..........................................  $505,132,000   $265,312,000
                                                           ============   ============

     During 1998, the Trust acquired 29 real estate properties for approximately $237 million. To fund these acquisitions, the Trust paid approximately $37.8 million in cash, obtained $28.3 million and $42.7 million of financing under its acquisition line of credit and secured bridge loan, respectively, assumed approximately $32.7 million in mortgage debt with a fair value of $34.9 million, obtained $47.2 million of financing through unsecured borrowings with DDR, issued $0.9 million of limited partnership units and issued $47.7 million in Shares to DDR (see Note 8). The difference between the assumed amount and the fair value of the mortgage debt assumed was recorded as debt premium.

     At December 31, 1998, the Trust recorded a $10.1 million writedown of its retail property in Denver, Colorado and reclassified the property from held for investment to held for sale. The Trust's current intent is to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. This property is included in the "Retail" operating segment and reported a net operating loss of $0.3 million for the year ended December 31, 1998.

     The Trust did not sell any properties in 1998.

     Effective December 31, 1997, the Trust acquired, via a merger, four real estate limited partnerships. The partnerships were affiliated with Realco, a significant shareholder of the Trust. As a result of the merger, the Trust acquired ownership of seven office properties, including a 55.84% interest in a joint venture owning an office property. The Trust also acquired two industrial properties and one retail property. The total purchase price was approximately $93.1 million, inclusive of costs of the merger. Of this amount, approximately $38.4 million was assumed in debt, $57.9 million was issued in Shares to the former partners and $3.8 million was received in cash, relating to the net working capital received. The $38.4 million in debt includes $15 million due to Las Colinas Management Company, an affiliate of Realco, $7.2 million of unsecured debt owed to Realco, and $16.2 million due to third party lenders. The acquisition was accounted for on the purchase method of accounting.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     A reconciliation of the purchase price of the four real estate limited partnerships is as follows:

Real estate.................................................   $100,206,000
Other assets................................................      3,916,000
Less:        Mortgage notes payable.........................    (31,178,000)
       Unsecured notes payable..............................     (7,200,000)
       Other liabilities....................................     (4,194,000)
       Minority interests...................................     (3,704,000)
                                                               ------------
Value of Shares issued......................................   $ 57,846,000
                                                               ============

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

     During 1997, the Trust sold two industrial properties, including one of the two properties classified as held for sale at December 31, 1996. Net proceeds from this sale totaled $2.0 million resulting in a gain on sale of $0.3 million. Net proceeds received from the sale of the second property sold in 1997 totaled $5.1 million resulting in a gain on sale of $1.9 million. The Trust reclassified the second held for sale property to held for investment in 1997. There were no properties classified as held for sale at December 31, 1997.

     In accordance with EITF 97-11, the Trust has changed its capitalization policy with respect to internal acquisition costs. On March 19, 1998, the Trust ceased the capitalization of costs related to its internal acquisition department. The Trust capitalized $160,000 through March 19, 1998 and $401,000 for the year ended December 31, 1997.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At December 31, 1998, 51 of the Trust's 65 properties were subject to liens securing mortgage notes payable with principal balances totaling $252,481,000, including $1,958,000 of debt premiums (see Note 2). Of this amount, approximately $141,308,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.25% to 9.13%, a stated weighted average interest rate of 8.01% and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates consisted of $68,523,000 and $42,650,000 under the Trust's secured acquisition credit line and secured bridge loan, respectively. The acquisition credit line and bridge loan bear interest at the 30 day LIBOR rate plus 1.75% and mature in April 1999 and January 1999 as extended, respectively. The interest rate on these loans at December 31, 1998 was 7.38%.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 1998, the unamortized debt premiums were $1,958,000.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and bridge loan, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of December 31, 1998. The unused commitment under the acquisition credit line at December 31, 1998 is $4,195,000, subject to certain restrictions and provisions.

     Principal payments during each of the next five years are as follows:
$113,331,000 in 1999, $2,338,000 in 2000, $30,183,000 in 2001, $16,877,000 in
2002, $25,893,000 in 2003, and $61,900,000 thereafter. Of the amount due in
1999, $68,523,000 and $42,650,000 are due under the Trust's acquisition credit line and secured bridge loan, respectively. The bridge loan was paid off on January 8, 1999 with proceeds from a

                      AMERICAN INDUSTRIAL PROPERTIES REIT
permanent financing of seven properties. Terms of the permanent financing include a principal amount of $41.0 million, a fixed rate of interest of 7.375%, a ten year term and 25 year principal amortization (See Note 19). The Trust is currently negotiating an extension of the maturity date of the acquisition credit line (see Note 19).

     During 1998 the Trust recognized extraordinary loss on extinguishment of debt of $23,000 resulting from prepayment penalties on the early retirement of $1.2 million of mortgage debt.

     At December 31, 1997, 29 of the Trust's 36 properties were subject to liens securing mortgage notes payable totaling $114,226,000. Of this amount, approximately $97,501,000 was represented by mortgage notes ($15,000,000 with a related party) with fixed interest rates ranging from 7.25% to 11.0% and a weighted average interest rate of 8.47%. Approximately $16,725,000 represented borrowings under the Trust's acquisition credit line. The acquisition credit line bears interest at the 30 day LIBOR rate plus 2% and matures in December 1998. The interest rate on this acquisition credit line at December 31, 1997 was 7.72%.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY:

     During 1998, the Trust obtained unsecured loans from DDR to finance acquisitions. The notes are payable on demand and bear interest at 10.25%. At December 31, 1998, the Trust had three unsecured notes outstanding totaling $14,058,000. The notes were repaid in full in January 1999 (see Note 19). The Trust paid interest of $660,850 to DDR for the period ended December 31, 1998.

     As a result of the merger with four real estate limited partnerships, effective December 31, 1997, (see Note 2), the Trust assumed an unsecured indebtedness of $7,200,000 payable to Realco. The note was paid off in April 1998.

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

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The Trust has been notified of the existence limited cleaning solvents ("mineral spirits") contamination at Tech Center 29 Phase I. The contamination is the apparent result of a service center operated on the property until 1996. The tenant's primary operations consisted of the distribution of parts, cleaning equipment and cleaning solvents to industrial customers. Two USTs used in the operation were removed in 1996. The former tenant has been working with the Maryland Department of the Environment since the onset and has issued a letter of credit and standby trust agreement as financial assurance for remediation of the site.

     With the exception of Tamarac Square and Tech 29 Phase I, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

  Litigation

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

     The Trust is also a defendant in a lawsuit over claims of breach of contract and civil conspiracy allegedly injuring a commercial tenant in a building sold by the Trust to DART under threat of eminent domain. DART has agreed to indemnify, defend and hold harmless the Trust from any and all losses and liabilities arising from obligations under this lease.

     The Trust intends to vigorously defend against these claims. The lawsuits described above are on-going, therefore, management cannot predict the outcome of such litigation, however, management believes the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

NOTE 7 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of December 31, 1998 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

     Other Partnerships. In connection with the merger of four real estate limited partnerships, effective December 31, 1997, the Trust acquired a 55.84% interest in Chelmsford Associates LLC, formerly Chelmsford Associates Joint Venture, a joint venture owning one office property. The remaining 44.16% interest is owned by a significant shareholder of the Trust. The financial position and results of operations of

                      AMERICAN INDUSTRIAL PROPERTIES REIT
the joint venture is included in the consolidated financial statements of the Trust. The other venturer's interest in the partnership is reflected as minority interest in the accompanying consolidated financial statements.

NOTE 8 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 Shares. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of December 31, 1998, 17,035,705 shares are issued and outstanding.

     The Trust is authorized to issue up to 50,000,000 Preferred Shares of Beneficial Interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1998, no Preferred Shares of Beneficial Interest were issued.

     On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. This program resulted in the Trust purchasing 123,783 Shares in the open market, for an aggregate cost of $1,598,000. These Shares are held in Treasury. As a result of the one-for-five reverse Share split and the odd lot redemption program, effective on October 15, 1997, the Trust repurchased 42,103 Shares which are held in treasury.

     Private Placement. On January 30, 1998, the Trust completed a $10 million private equity placement at $13.625 per Share. In February 1998, two investment groups exercised their preemptive rights (which subsequently expired) and acquired $5 million and $3.75 million, respectively, of Shares at $13.625 per Share. The Shares are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares.

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust has issued an additional 3,683,578 Shares related to the second stage of the Agreement at a price of $15.50 per Share to fund property acquisitions. The Shares issued in the first and second stages are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. The remainder of the second stage, 1,543,005 Shares at $15.50 per Share, and the entire third stage, $200 million of equity investment, have not occurred as of December 31, 1998. (See Note 11).

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

     Share Incentive Plans. The Trust adopted the Employee and Trust Managers Incentive Share Plan (the "Plan") for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership.

     All awards under the Plan are determined by the Compensation Committee of the Board of Directors and a maximum limit of 10% of the total number of Shares outstanding at any time on a fully-diluted basis may be issued under the Plan.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

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

     Share Option Awards. In connection with the Agreement with DDR, on July 29, 1998, the Trust granted share options to purchase 100,000 shares to the Chairman of the Board of Trust Managers, who, in accordance with DDR's request, transferred the options to his employer, DDR. The exercise price of the options was $12.625 (the market price of the Trust's Shares on the date of the grant) and the fair value of the options was $221,000. The options vested on November 20, 1998.

     The Trust granted to each non-employee Trust Manager an option to purchase 2,000 shares on June 30, 1997. On an annual basis beginning in 1997, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 Shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant. On December 31, 1998 and 1997, 10,000 Shares and 7,000 Shares, respectively, were granted.

     During 1998, pursuant to the plan, the Trust Managers granted share options to purchase 460,000 Shares to 12 members of management. The exercise price of the options granted is $13.625. The option to purchase shares vest annually over a period of five years, beginning April 1, 1998. In addition, the Board approved the award of 27,000 restricted shares to the Trust's senior officers. The restricted shares vest annually beginning on the first anniversary date of the date of grant.

     During 1997, pursuant to the Plan, the Trust Managers granted share options to purchase 125,000 Shares to the Trust's officers. The exercise price of the options granted to the officers is $15.00 (the market price of the Trust's Shares on the date of the grant, June 30, 1997). The options to purchase Shares vest annually over a period of five years, beginning on June 30, 1997.

     As of December 31, 1998, no options had been exercised.

     Pursuant to agreements between the Trust and four senior officers, a Change in Control (as defined) occurred on December 10, 1998 when DDR's ownership position exceeded 33% of the Trust's voting shares. As a result, all options held by these officers became fully vested and the restrictions on 27,000 restricted shares held by these officers were lifted. A total of 395,000 previously unvested options became vested on this date.

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

     At December 31, 1998, 716,000 options are outstanding of which 668,000 are fully vested. The remaining 48,000 options vest annually through April 2002. The term of these options range from June 2007 through December 2008.

     Pro forma information regarding net income and earnings per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with

                      AMERICAN INDUSTRIAL PROPERTIES REIT
the following weighted-average assumptions for 1998: risk-free interest rates of 4.80% to 6.50%; a dividend yield of 4.96% to 5.50%; volatility factors of the expected market price of the Trust's Shares of .275 to .283; and a weighted-average expected life of the options of 7 years.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 5.98% to 6.50%; a dividend yield of 5.5%; volatility factors of the expected market price of the Trust's Shares of .283; and a weighted-average expected life of the options of 7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Trust's pro forma information follows (in thousands except for earnings per Share information):

                                                    1998                      1997
                                           -----------------------   -----------------------
                                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                           -----------   ---------   -----------   ---------
Pro forma net income.....................   $(10,070)    $(10,350)     $1,799       $1,749
                                            ========     ========      ======       ======
Pro forma earnings/(loss) per Share
  Basic and diluted......................   $  (0.82)    $  (0.84)     $ 0.54       $ 0.53
                                            ========     ========      ======       ======

     A summary of the Trust's share option activity, and related information for the year ended December 31 follows:

                                                  1998                         1997
                                       --------------------------   --------------------------
                                                 WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                       OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                       -------   ----------------   -------   ----------------
                                        (000)                        (000)
Outstanding-beginning of year........     139         $14.99            --         $   --
Granted..............................     577          13.42           139          14.99
Exercised............................      --             --            --             --
Forfeited............................      --             --            --             --
                                        -----         ------         -----         ------
Outstanding-end of year..............     716         $13.71           139         $14.99
                                        =====         ======         =====         ======
Exercisable at end of year...........     668         $14.85            39         $14.97
                                        =====         ======         =====         ======
Weighted-average fair value of
  options granted during the year....   $2.74                        $3.10
                                        =====                        =====

     The options outstanding at December 31, 1998 have exercise prices ranging from $11.6875 to $15.00 per share and have a weighted average contractual remaining life of 9.16 years. At December 31, 1998, there were 1,004,200 options that have not been granted under the Plan.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 Shares at $17.50 per Share. The warrants expire on October 3, 2000 (See Note 2).

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 9 -- DISTRIBUTIONS:

     On January 29, 1998, the Board of Trust Managers announced a reinstatement of quarterly distributions. A distribution of $0.18 per Share was paid on April 14, 1998 and a distribution of $0.20 was paid on July 14, 1998 and October 14, 1998. On October 29, 1998 the Trust declared a distribution of $0.20 per Share, payable on January 20, 1999 to shareholders of record on January 7, 1999. There were no distributions paid during 1997.

     The Trust has declared a distribution of $0.20 per Share payable on April 15, 1999, to shareholders of record on April 5, 1999 (see Note 19).

NOTE 10 -- OPERATING LEASES:

     The Trust's properties are leased to others under operating leases with expiration dates ranging from 1999 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 1998 are as follows:

                            YEAR                                  AMOUNT
                            ----                               ------------
1999........................................................   $ 51,662,000
2000........................................................     43,299,000
2001........................................................     33,938,000
2002........................................................     23,472,000
2003........................................................     13,912,000
Thereafter..................................................     29,950,000
                                                               ------------
                                                               $196,233,000
                                                               ============

NOTE 11 -- TRANSACTIONS WITH RELATED PARTIES:

     During the fiscal year 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed rate of interest of 10.25%, provide for quarterly payments of interest and are due thirty days after demand. The highest amount outstanding under such borrowings from DDR during 1998 was $23,510,000. The total amount of interest on such borrowings during 1998 was $661,000 and the balance outstanding at December 31, 1998 was $14,058,000.

     Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property totaling 290,991 nrsf located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefor, issued approximately $16.1 million in Shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date. To date, an Equalization Agreement, which provides, among other things, that DDR shall reimburse the Trust for certain dividend-based distributions to the holders of partnership interests has not been executed. It is anticipated that the Equalization Agreement will have an effective date in January 1999.

     On November 20, 1998, the Trust purchased undeveloped land from DDR in the amount of $2.3 million plus interest. The purchase was accomplished through the issuance of shares to DDR in accordance with the Share Purchase Agreement dated July 30, 1998. This land was then contributed by the Trust to a development joint venture with a third party.

     In addition to DDR's equity investment (see Note 8) and the items noted above, DDR also provided real estate management services and interim financing for real estate acquisitions. DDR is paid a competitive rate

                      AMERICAN INDUSTRIAL PROPERTIES REIT
for the management services, including, but not limited to, tenant finish, leasing and reporting. For the year ended December 31, 1998 the Trust paid $19,000 for management services.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum") an affiliate of a major shareholder of the Trust. Quorum is paid competitive rates, for services, including, but not limited to, construction, tenant finish, leasing and management. For the year ended December 31, 1998, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. No such fees were paid by the Trust in 1997.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the year ended December 31, 1998, this Trust Manager paid $9,800 in lease payments to the Trust.

     At December 31, 1998, DDR and Realco owned approximately 34.6% and 9.8% of the Shares outstanding, respectively.

NOTE 12 -- RETIREMENT AND PROFIT SHARING PLAN:

     During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed one month of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. Contributions by the Trust related to the years ended December 31, 1998, 1997 and 1996 were $70,000, $40,000 and $30,000, respectively.

NOTE 13 -- CHANGE IN CONTROL COSTS:

     During 1998, the Trust recognized costs related to a change in control of $5,780,000. The costs related to change in control include approximately $2,484,000 for payments made to the Trust's senior officers under severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers.

NOTE 14 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                    1998          1997         1996
                                                ------------   ----------   -----------
Basic and diluted earnings per share:
Numerator:
  Loss before extraordinary items.............  $ (4,267,000)  $ (844,000)  $(4,555,000)
  Extraordinary items.........................    (5,803,000)   2,643,000     5,810,000
                                                ------------   ----------   -----------
          Net income/(loss)...................  $(10,070,000)  $1,799,000   $ 1,255,000
                                                ============   ==========   ===========
Denominator:
  Weighted average shares.....................    12,251,591    3,316,788     1,821,648
                                                ------------   ----------   -----------
Basic and diluted earnings per share:
  Loss before extraordinary items.............  $      (0.35)  $    (0.26)  $     (2.50)
  Extraordinary items.........................         (0.47)        0.80          3.20
                                                ------------   ----------   -----------
          Net income/(loss)...................  $      (0.82)  $     0.54   $      0.70
                                                ============   ==========   ===========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     Options to purchase 716,000 shares at prices ranging from $11.6875 to $15.00 per Share were outstanding at December 31, 1998 and options to purchase 139,000 shares at prices ranging from $13.625 to $15.00 were outstanding at December 31, 1997. These options were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive. The Trust had no options outstanding during 1996.

     At December 31, 1998, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per Share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the Shares the effect would be antidilutive.

     In January and February 1999, the Trust issued 3,445,709 Shares (see Note
19).

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

NOTE 16 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. Light industrial represents 56% of property revenue. Office and retail represent 35% and 9%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of December 31, 1998, approximately 76% of the Trust's portfolio is represented by light industrial properties, 20% of the portfolio is represented by office properties and 4% of the portfolio is represented by retail properties.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Senior management evaluates performance based on net operating income from the combined properties in each segment.

     The Trust's reportable segments are a consolidation of related properties which offer different products. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of the properties have been acquired separately and are incorporated into the applicable segment.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                                                     1998
                                         ------------------------------------------------------------
                                           LIGHT       OFFICE                CORPORATE
                                         INDUSTRIAL   BUILDINGS    RETAIL    AND OTHER   CONSOLIDATED
                                         ----------   ---------   --------   ---------   ------------
Property revenues......................   $ 27,013    $ 17,044    $  4,300   $     --      $ 48,357
Property expenses......................      7,908       6,362       1,776         --        16,046
                                          --------    --------    --------   --------      --------
Income from property operations........     19,105      10,682       2,524         --        32,311
Administrative expenses................         --          --          --     (3,729)       (3,729)
Depreciation and amortization..........         --          --          --     (8,383)       (8,383)
Other income...........................         --          --          --        705           705
Interest expense.......................         --          --          --    (15,139)      (15,139)
Provision for possible losses on real
  estate...............................         --          --     (10,060)        --       (10,060)
                                          --------    --------    --------   --------      --------
Loss from operations...................     19,105      10,682      (7,536)   (26,546)       (4,295)
Minority interests in consolidated
  subsidiaries.........................         --          --          --         28            28
Extraordinary items....................         --          --          --     (5,803)       (5,803)
                                          --------    --------    --------   --------      --------
Net income (loss)......................   $ 19,105    $ 10,682    $ (7,536)  $(32,321)     $(10,070)
                                          ========    ========    ========   ========      ========
          Total real estate............   $334,503    $133,643    $ 35,769   $  1,217      $505,132
                                          ========    ========    ========   ========      ========

                                                                      1997
                                           -----------------------------------------------------------
                                             LIGHT       OFFICE               CORPORATE
                                           INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                           ----------   ---------   -------   ---------   ------------
Property revenues........................   $  8,312     $   633    $ 3,256   $     --      $ 12,201
Property expenses........................      2,496         399      1,420         --         4,315
                                            --------     -------    -------   --------      --------
Income from property operations..........      5,816         234      1,836         --         7,886
Administrative expenses..................         --          --         --     (2,504)       (2,504)
Depreciation and amortization............         --          --         --     (3,157)       (3,157)
Other income.............................         --          --         --        546           546
Interest expense.........................         --          --         --     (5,778)       (5,778)
                                            --------     -------    -------   --------      --------
Loss from operations.....................      5,830         234      1,836    (10,893)       (3,007)
Gain on sales of real estate.............         --          --         --      2,163         2,163
Extraordinary items......................         --          --         --      2,643         2,643
                                            --------     -------    -------   --------      --------
Net income (loss)........................   $  5,830     $   234    $ 1,836   $ (6,087)     $  1,799
                                            ========     =======    =======   ========      ========
          Total real estate..............   $136,103     $83,352    $45,592   $    265      $265,312
                                            ========     =======    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The breakdown of the Trust's property revenues, geographically and by reporting segment, for each of the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):

                         REGION                            1998      1997      1996
                         ------                           -------   -------   -------
WESTERN REGION
  Industrial............................................  $15,709   $ 5,147   $ 2,949
  Office................................................   13,341       633       638
  Retail................................................    3,186     3,256     3,308
EASTERN REGION
  Industrial............................................   11,304     3,165     4,425
  Office................................................    3,703        --        --
  Retail................................................    1,114        --        --
                                                          -------   -------   -------
          Total property revenues.......................  $48,357   $12,201   $11,320
                                                          =======   =======   =======

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 17 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per Share amounts):

                                                     THREE MONTHS ENDED
                                   ------------------------------------------------------
                                   DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                   -----------   ------------   -----------   -----------
1998
Revenues.........................  $    16,740   $    12,521    $    11,075   $     8,726
Income (loss) before
  extraordinary items(a).........       (7,755)        1,289          1,101         1,098
Extraordinary gain/(loss)........       (5,780)          (23)            --            --
                                   -----------   -----------    -----------   -----------
Net income.......................  $   (13,535)  $     1,266    $     1,101   $     1,098
                                   ===========   ===========    ===========   ===========
Per Share Data (Basic and
  Diluted)
  Income/(loss) before
     extraordinary items.........  $     (0.52)  $      0.10    $      0.10   $      0.10
  Extraordinary gain/(loss)......        (0.39)           --             --            --
                                   -----------   -----------    -----------   -----------
  Net income.....................  $     (0.91)  $      0.10    $      0.10   $      0.10
                                   ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic..........................   14,783,824    12,470,471     11,080,452    10,617,617
                                   ===========   ===========    ===========   ===========
  Diluted........................   14,783,824    12,497,471     11,107,452    10,617,617
                                   ===========   ===========    ===========   ===========
1997
Revenues.........................  $     4,524   $     2,971    $     2,586   $     2,666
Gain of sale of real estate......        1,851            --             --           312
Income/(loss) before
  extraordinary items............        1,258          (341)        (1,054)         (707)
Extraordinary gain/(loss)........           --            --             --         2,643
                                   -----------   -----------    -----------   -----------
Net income.......................        1,258          (341)        (1,054)        1,936
                                   ===========   ===========    ===========   ===========
Per Share Data (Basic and
  Diluted)
  Income/(loss) before
     extraordinary items.........  $      0.26   $     (0.08)   $     (0.55)  $     (0.35)
  Extraordinary gain/(loss)......           --            --             --          1.32
                                   -----------   -----------    -----------   -----------
  Net income.....................  $      0.26   $     (0.08)   $     (0.55)  $      0.97
                                   ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic and diluted..............    4,912,775     4,354,378      2,000,000     2,000,000
                                   ===========   ===========    ===========   ===========

---------------

(a) In the fourth quarter of 1998 the Trust recognized a $10,060,000 provision for real estate losses for a property held for sale.

NOTE 18 -- PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The unaudited pro forma condensed consolidated statements of operations of the Trust are presented as if (i) the merger with four real estate limited partnerships in 1997; (ii) the acquisition of 15 industrial properties in 1997;
(iii) the disposition of two properties during 1997; (iv) the acquisition of 28 properties in 1998, and (v) the conversion of $42.7 million in notes payable to DDR into Shares had occurred at the beginning of each period presented. These unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what actual results of operations of the Trust would have been assuming such

                      AMERICAN INDUSTRIAL PROPERTIES REIT
transactions had been completed as of the beginning of each period presented, nor do they purport to represent the results of operations for future periods. Further the pro forma statements of operations do not include the effects of extraordinary items or provision for possible losses on real estate.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
INCOME
Rents and tenant reimbursements.............................   $66,896        $58,594
Interest and other income...................................       739            516
                                                               -------        -------
                                                                67,635         59,110
EXPENSES
Property operating expenses.................................    20,659         20,054
Depreciation and amortization...............................    11,297         10,831
Interest expense............................................    19,539         20,130
General and administrative..................................     3,942          4,216
                                                               -------        -------
          Total expenses....................................    55,437         55,231
                                                               -------        -------
Income (loss) before minority interests.....................    12,198          3,879
Minority interests..........................................        28            208
                                                               -------        -------
Income (loss) from operations...............................   $12,226        $ 4,087
                                                               =======        =======
Income (loss) from operations per share.....................   $  0.71        $  0.24
                                                               =======        =======
Weighted average number of common shares outstanding........    17,292         17,271
                                                               =======        =======

NOTE 19 -- SUBSEQUENT EVENTS:

     On January 8, 1999, the Trust retired a $42.6 million bridge loan with proceeds from a permanent financing of seven properties. Terms of the permanent financing include a principal amount of $41 million, a fixed rate of interest of 7.375%, a ten year term and 25 year principal amortization.

     On January 15, 1999, the Trust acquired a nine-property portfolio for approximately $127 million, consisting of almost 1 million square feet of one and two story office/flex properties located in northern California and Colorado. The acquisition cost was funded with a $75.2 million secured bridge loan from PSCC and with $51.8 million of common equity issued to DDR. Terms of the bridge loan include a maturity of July 15, 1999 and a variable rate of interest equal to the 30 day LIBOR rate plus 1.75%. The equity was issued to DDR pursuant to the Agreement dated July 30, 1998, as amended and resulted in 3,410,615 Shares delivered to DDR.

     On January 19, 1999, the Trust refinanced existing indebtedness of approximately $1.8 million on a property acquired in October 1998 with proceeds from a new permanent financing of $7.6 million. Terms of the permanent financing include a fixed rate of interest of 7.33%, seven year term with a three year renewal option, and 30 year principal amortization.

     On January 29, 1999, the Trust entered into a secured revolving credit agreement with Bank One. The agreement contemplates a $150,000,000 credit line of which Bank One has committed to $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line will be secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of March 24, 1999, the Trust has $13.0 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     On February 23, 1999, the Trust declared a distribution of $0.20 per Share payable on April 15, 1999, to shareholders of record on April 5, 1999.

     On March 26, 1999, the Trust negotiated an extension of the maturity of its acquisition credit line to April 2000 and a decrease in the interest rate to LIBOR plus 1.55%.

                                  SCHEDULE III
                      AMERICAN INDUSTRIAL PROPERTIES REIT

       CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                   GROSS AMOUNT
                                                            COSTS CAPITALIZED                       CARRIED AT
                                                              SUBSEQUENT TO                      DECEMBER 31, 1998
                                       INITIAL COSTS         ACQUISITION OF                   -----------------------
                                  -----------------------   LAND, BUILDINGS,    RETIREMENTS               BUILDINGS,
                                              BUILDINGS        FURNITURE,       WRITEDOWNS                FURNITURE,
                                                 AND          FIXTURES AND          AND                  FIXTURES AND
                                    LAND     IMPROVEMENTS       EQUIPMENT       ALLOWANCES      LAND      EQUIPMENT      TOTAL
                                  --------   ------------   -----------------   -----------   --------   ------------   --------
LIGHT INDUSTRIAL PROPERTIES
2121 Glenville..................  $    426     $  1,392          $    --                      $    426     $  1,392     $  1,818
Aerotech........................       914        5,735               12                           914        5,747        6,661
Alumax..........................       260        2,820               --                           260        2,820        3,080
Avion...........................       770        4,006               30               --          770        4,036        4,806
Battlefield.....................     2,020       11,635               --                         2,020       11,635       13,655
Ben White.......................       303        1,515              110                           303        1,625        1,928
Black Canyon Tech...............     1,052        6,846                5                         1,052        6,851        7,903
Bowater.........................       581        2,535               --               --          581        2,535        3,116
Broadbent Business Park.........       700        4,595               42                           700        4,637        5,337
Broadbent Land..................     2,075           --               --                         2,075           --        2,075
Cameron Creek...................       524        3,379                3                           524        3,382        3,906
Cameron Creek Land..............       840           --               --               --          840           --          840
Carpenter Center................       650        1,354               61               --          650        1,415        2,065
Carrier Place...................       560        2,682              182               --          560        2,864        3,424
Central Park....................       839        3,361               43               --          839        3,404        4,243
Columbia Corporate Ctr..........     6,500        6,623               --                         6,500        6,623       13,123
Commerce Center.................     4,420        6,328            1,064               --        4,420        7,392       11,812
Commerce Park North.............     1,108        4,431              558           (2,014)         705        3,378        4,083
Continental Plastic.............     2,350        5,128                5               --        2,350        5,133        7,483
Corporex Plaza I................       998        4,130              254               --          998        4,384        5,382
Corporex Presidents Plaza.......       491        1,932              189               --          491        2,121        2,612
DFW IV..........................       470        3,364               74               --          470        3,438        3,908
Gateway 5 & 6...................       935        3,741              907           (1,861)         563        3,159        3,722
Greenbrier Circle...............     1,930       12,787               --                         1,930       12,787       14,717
Greenbrier Tech.................     1,060        6,293               --                         1,060        6,293        7,353
Hardline........................     1,040        6,935               45                         1,040        6,980        8,020
Heritage Business Ctr...........       360        2,141               --                           360        2,141        2,501
Heritage VSA....................       205        3,928               --                           205        3,928        4,133


                                  ACCUMULATED       YEAR       ACQ.   ENCUM-
                                  DEPRECIATION   CONSTRUCTED   DATE   BRANCES
                                  ------------   -----------   ----   -------
LIGHT INDUSTRIAL PROPERTIES
2121 Glenville..................    $    (12)       1984       1998   $    --
Aerotech........................         (96)       1985       1998     4,210
Alumax..........................         (29)       1982       1998
Avion...........................        (102)       1984       1997          (b)
Battlefield.....................         (71)       1989       1998     8,334
Ben White.......................         (30)       1984       1998
Black Canyon Tech...............        (114)       1983       1998     5,887
Bowater.........................         (63)       1989       1997     2,100
Broadbent Business Park.........         (79)       1989       1998     1,782
Broadbent Land..................          --         --        1998
Cameron Creek...................         (63)       1996       1998     1,416
Cameron Creek Land..............          --         --        1998
Carpenter Center................         (48)       1983       1997          (a)
Carrier Place...................        (101)       1984       1997          (a)
Central Park....................        (113)       1984       1997          (b)
Columbia Corporate Ctr..........         (14)       1988       1998
Commerce Center.................        (115)     1971/74      1997          (a)
Commerce Park North.............      (1,407)       1984       1985     2,030
Continental Plastic.............        (128)     1963/96      1997
Corporex Plaza I................        (131)       1982       1997          (b)
Corporex Presidents Plaza.......         (68)       1987       1997          (b)
DFW IV..........................        (112)       1985       1997          (a)
Gateway 5 & 6...................      (1,469)     1984/85      1985     2,755
Greenbrier Circle...............         (78)     1981/83      1998     7,422
Greenbrier Tech.................         (38)       1981       1998     4,428
Hardline........................         (73)       1974       1998
Heritage Business Ctr...........         (22)       1990       1998
Heritage VSA....................         (41)       1989       1998

                                SCHEDULE III -- (CONTINUED)
                            AMERICAN INDUSTRIAL PROPERTIES REIT
     CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     DECEMBER 31, 1998
                                  (DOLLARS IN THOUSANDS)

                                                            COSTS CAPITALIZED
                                                              SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION OF
                                  -----------------------   LAND, BUILDINGS,    RETIREMENTS
                                              BUILDINGS        FURNITURE,       WRITEDOWNS
                                                 AND            FIXTURES            AND
                                    LAND     IMPROVEMENTS     AND EQUIPMENT     ALLOWANCES
                                  --------   ------------   -----------------   -----------
Huntington Drive................     1,559        6,237              821               --
Inverness.......................     1,532        6,054              304               --
Kodak...........................     1,749        2,998              332               --
Meridian........................       262        1,047                1               --
Metro Business Park.............     2,050        7,957               --               --
Norfolk Commerce................     2,400       19,093               --               --
Northgate II....................     2,153        8,612              784           (4,122)
Northgate III...................     1,280       10,013              208               --
Northpointe B & C...............       640        5,252               --               --
Northwest Business Park.........     1,296        5,184              773             (131)
Parkway Tech....................       440        2,795               49               --
Patapsco........................     1,147        4,588              475           (1,250)
Plaza SW........................     1,312        5,248            1,302               --
Skyway..........................       444        1,778               68               --
Steris..........................       300        2,251               --               --
Summit Park.....................     2,232        5,734               80               --
Summit Park Land................       732           --               --               --
Tech 29 Bldg I..................     3,900        6,968               --               --
Tech 29 Bldg II.................     2,000        5,998               --               --
Technipark 10...................       920        3,211               --               --
Tucson Tech.....................       663        3,518               --               --
Valley View.....................     1,460        6,648               24               --
Valley View Land................     1,024           --               --               --
Valwood II......................       420        2,021              117               --
Shady Trail.....................       530        1,738               56               --
Washington Business Park........     1,850        7,453               --               --
Westchase.......................       697        2,787              327           (1,232)
Winter Park.....................     2,000        7,198               --               --
                                  --------     --------          -------         --------
        Total Light
          Industrial............  $ 71,373     $261,997          $ 9,305         $(10,610)

                                                            SCHEDULE III -- (CONTINUED)
                            AMER                        AMERICAN INDUSTRIAL PROPERTIES REIT
     CONSOLIDATED REAL ESTATE IN  CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                                 DECEMBER 31, 1998
                                                               (DOLLARS IN THOUSANDS)
                                       GROSS AMOUNT
                                        CARRIED AT
                                     DECEMBER 31, 1998
                                  -----------------------
                                              BUILDINGS,
                                              FURNITURE,
                                             FIXTURES AND              ACCUMULATED       YEAR       ACQ.   ENCUM-
                                    LAND      EQUIPMENT      TOTAL     DEPRECIATION   CONSTRUCTED   DATE   BRANCES
                                  --------   ------------   --------   ------------   -----------   ----   -------
Huntington Drive................     1,559        7,058        8,617       (2,459)     1984/85      1985     4,422
Inverness.......................     1,532        6,358        7,890         (159)       1980       1997          (b)
Kodak...........................     1,749        3,330        5,079         (104)       1987       1997     3,360
Meridian........................       262        1,048        1,310          (87)       1981       1995     1,124
Metro Business Park.............     2,050        7,957       10,007          (50)       1987       1998     6,200
Norfolk Commerce................     2,400       19,093       21,493         (199)     1981/87      1998    13,000
Northgate II....................     1,329        6,098        7,427       (2,692)     1982/83      1985     5,002
Northgate III...................     1,280       10,221       11,501         (248)     1979/86      1997          (a)
Northpointe B & C...............       640        5,252        5,892          (22)     1987/88      1998     2,820
Northwest Business Park.........     1,296        5,826        7,122       (2,043)     1983/86      1986
Parkway Tech....................       440        2,844        3,284          (91)       1984       1997          (a)
Patapsco........................       897        4,063        4,960       (1,400)     1980/84      1985     3,008
Plaza SW........................     1,312        6,550        7,862       (2,206)     1970/74      1985     3,262
Skyway..........................       444        1,846        2,290          (61)       1981       1997          (b)
Steris..........................       300        2,251        2,551          (23)       1980       1998
Summit Park.....................     2,232        5,814        8,046         (101)       1985       1998     6,150
Summit Park Land................       732           --          732           --         --        1998
Tech 29 Bldg I..................     3,900        6,968       10,868          (44)       1970       1998     1,834
Tech 29 Bldg II.................     2,000        5,998        7,998          (35)       1991       1998     4,327
Technipark 10...................       920        3,211        4,131          (20)     1983/84      1998
Tucson Tech.....................       663        3,518        4,181          (59)       1986       1998     2,772
Valley View.....................     1,460        6,672        8,132         (128)       1986       1997          (a)
Valley View Land................     1,024           --        1,024           --        1986       1997          (a)
Valwood II......................       420        2,138        2,558          (66)       1983       1997          (a)
Shady Trail.....................       530        1,794        2,324          (58)       1984       1997          (a)
Washington Business Park........     1,850        7,453        9,303           --        1985       1998     5,190
Westchase.......................       465        2,114        2,579         (903)       1983       1985     1,283
Winter Park.....................     2,000        7,198        9,198          (15)    1981/83/85    1998     5,100
                                  --------     --------     --------     --------
        Total Light
          Industrial............  $ 69,292     $262,773     $332,065     $(17,890)

                                SCHEDULE III -- (CONTINUED)
                            AMERICAN INDUSTRIAL PROPERTIES REIT
     CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                     DECEMBER 31, 1998
                                  (DOLLARS IN THOUSANDS)

                                                            COSTS CAPITALIZED
                                                              SUBSEQUENT TO
                                       INITIAL COSTS         ACQUISITION OF
                                  -----------------------   LAND, BUILDINGS,    RETIREMENTS
                                              BUILDINGS        FURNITURE,       WRITEDOWNS
                                                 AND            FIXTURES            AND
                                    LAND     IMPROVEMENTS     AND EQUIPMENT     ALLOWANCES
                                  --------   ------------   -----------------   -----------
OFFICE PROPERTIES
1881 PineStreet.................  $    776     $  5,924          $   121         $     --
Academy Point...................       881        7,832               62               --
Apollo Computer.................     6,106       17,901              972               --
BeltlineBusiness Ctr............     1,303        5,213              699           (3,521)
Linear Tech.....................     1,235        3,231               --               --
Manhattan.......................     5,156       23,053            1,350               --
Skygate.........................     1,923        8,451              328               --
Spring Valley...................       959        8,362               27               --
Systech (10505 Sorrento)........       879        3,691               13               --
Tech 29 Bldg III................     1,600        6,840               --               --
Northview Business Center.......     7,600       14,676               --               --
                                  --------     --------          -------         --------
        Total Office
          Properties............  $ 28,418     $105,174          $ 3,572         $ (3,521)
RETAIL PROPERTIES
Tamarac.........................  $  6,799     $ 27,194          $ 4,558         $(10,060)
Volusia.........................     3,445        3,826                7               --
                                  --------     --------          -------         --------
        Total Retail
          Properties............  $ 10,244     $ 31,020          $ 4,565         $(10,060)
DEVELOPMENT PROPERTY
Post Office Land................     2,438           --               --               --
                                  --------     --------          -------         --------
        Total Development
          Property..............     2,438           --               --               --
Trust...........................        --           --              265               --
                                  --------     --------          -------         --------
        TOTAL ALL PROPERTIES....  $112,473     $398,191          $17,707         $(24,191)

                                                            SCHEDULE III -- (CONTINUED)
                            AMER                        AMERICAN INDUSTRIAL PROPERTIES REIT
     CONSOLIDATED REAL ESTATE IN  CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                                                                 DECEMBER 31, 1998
                                                               (DOLLARS IN THOUSANDS)
                                       GROSS AMOUNT
                                        CARRIED AT
                                     DECEMBER 31, 1998
                                  -----------------------
                                              BUILDINGS,
                                              FURNITURE,
                                             FIXTURES AND              ACCUMULATED       YEAR       ACQ.   ENCUM-
                                    LAND      EQUIPMENT      TOTAL     DEPRECIATION   CONSTRUCTED   DATE   BRANCES
                                  --------   ------------   --------   ------------   -----------   ----   -------
OFFICE PROPERTIES
1881 PineStreet.................  $    776     $  6,045     $  6,821     $   (160)       1987       1997   $ 3,641
Academy Point...................       881        7,894        8,775         (135)       1984       1998     6,352
Apollo Computer.................     6,106       18,873       24,979         (456)       1987       1997    15,587
BeltlineBusiness Ctr............       600        3,094        3,694       (1,530)       1984       1985     2,682
Linear Tech.....................     1,235        3,231        4,466          (81)       1986       1997     2,238
Manhattan.......................     5,156       24,403       29,559         (711)       1985       1997    20,300
Skygate.........................     1,923        8,779       10,702         (219)     1964/73      1997     5,978
Spring Valley...................       959        8,389        9,348         (184)     1980/98      1998          (b)
Systech (10505 Sorrento)........       879        3,704        4,583          (93)       1982       1997
Tech 29 Bldg III................     1,600        6,840        8,440          (41)       1988       1998     4,650
Northview Business Center.......     7,600       14,676       22,276         (245)       1970       1998    15,497
                                  --------     --------     --------     --------
        Total Office
          Properties............  $ 27,715     $105,928     $133,643     $ (3,855)
RETAIL PROPERTIES
Tamarac.........................  $  6,000     $ 22,491     $ 28,491     $(11,491)     1976/79      1985    11,574
Volusia.........................     3,445        3,833        7,278          (96)       1984       1997
                                  --------     --------     --------     --------
        Total Retail
          Properties............  $  9,445     $ 26,324     $ 35,769     $(11,587)
DEVELOPMENT PROPERTY
Post Office Land................     2,438           --        2,438           --         --        1998
                                  --------     --------     --------     --------     ----------
        Total Development
          Property..............     2,438           --        2,438           --         --
Trust...........................        --        1,217        1,217         (117)
                                  --------     --------     --------     --------
        TOTAL ALL PROPERTIES....  $108,890     $396,242     $505,132     $(33,449)

---------------

(a) Property encumbered by a first mortgage loan of $30,280 at December 31, 1998.

(b) Property encumbered by a first mortgage loan of $24,484 at December 31, 1998.

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                             NOTES TO SCHEDULE III

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

RECONCILIATION OF REAL ESTATE:

                                                                1998       1997       1996
                                                              --------   --------   --------
Balance at beginning of year................................  $265,312   $ 94,472   $101,897
Additions during period:
  Improvements..............................................     6,659      1,366        982
  Acquisitions..............................................   243,231    175,469         --
                                                              --------   --------   --------
                                                               515,202    271,307    102,879
Deductions during period:
  Dispositions..............................................        --      5,995      8,407
  Writedowns................................................    10,060         --         --
     Asset retirements......................................        10         --         --
                                                              --------   --------   --------
Balance at end of year......................................  $505,132   $265,312   $ 94,472
                                                              ========   ========   ========

RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                                1998       1997       1996
                                                              --------   --------   --------
Balance at beginning of year................................  $ 25,521   $ 23,973   $ 23,441
Additions during period:
  Depreciation expense for period...........................     7,928      2,774      2,577
                                                              --------   --------   --------
                                                                33,449     26,747     26,018
Deductions during period:
  Accumulated depreciation of real estate sold..............        --      1,226      2,045
     Asset retirements......................................        --         --         --
                                                              --------   --------   --------
Balance at end of year......................................  $ 33,449   $ 25,521   $ 23,973
                                                              ========   ========   ========

TAX BASIS:

     The income tax basis of real estate, net of accumulated tax depreciation, is approximately $495,232 at December 31, 1998.

DEPRECIABLE LIFE:

     Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

        Buildings and capital improvements:    40 years
        Tenant improvements:
             Term of the lease not to
               exceed                          10 years

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          2.1            -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823)
          2.2            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)
          2.3            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.4            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
          2.5            -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.6            -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
          2.7            -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.8            -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.9            -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
          2.10           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.11           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.12           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.13           -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
         *3.1            -- Third Amended and Restated Declaration of Trust
         *3.2            -- First Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.3            -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.4            -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust
         *3.5            -- Fifth Amended and Restated Bylaws
         *3.6            -- Amendment to the Fifth Amended and Restated Bylaws
          3.7            -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)
          4.1            -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)
          4.2            -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
         10.1            -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.2            -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
         10.3            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.4            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.5            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.6            -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)
         10.7            -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.8            -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
         10.9            -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)
         10.10           -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.11           -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)
         10.12           -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
         10.13           -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.14           -- 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.15           -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
         10.16           -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
         10.17           -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.18           -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
         10.19           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.20 Form 8-K of the Trust dated
                            November 22, 1994)
         10.20           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
         10.21           -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
         10.22           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)
         10.23           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
         10.24           -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)
         10.25           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.26           -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.27           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.28           -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.29           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
         10.30           -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.31           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)
         10.32           -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.33           -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.34           -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)
         10.35           -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
         10.36           -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)
         10.37           -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
         10.38           -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.39           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
         10.40           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.41           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.42           -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
         10.44           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.45           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.46           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.47           -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.48           -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
         10.50           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.51           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
         10.52           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
         10.53           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.54           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)
         10.55           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
         10.56           -- Common Share Purchase dated as of January 29, 1998, by
                            and between the Trust and Praedium (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.57           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.58           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)
         10.59           -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.60           -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
         10.61           -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.62           -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.63           -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)
         10.64           -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
        *10.65           -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
        *10.66           -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust
         10.67           -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.68           -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)
         10.69           -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.70           -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.71           -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
         10.72           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)
         10.73           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
         10.74           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
         10.75           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)
         10.76           -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)
         10.77           -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)
         10.78           -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
         10.79           -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.80           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.81           -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
         10.82           -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.83           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
         10.84           -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)
         10.85           -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
         10.86           -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
         10.87           -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)
         10.88           -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
         10.89           -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.90           -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.91           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)
         10.92           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.93           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
         10.94           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
         10.95           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)

        EXHIBIT
          NO.                                      DOCUMENT
        -------                                    --------
         10.96           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
         10.97           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.98           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.99           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.100          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
        *21.1            -- Listing of Subsidiaries
        *23.1            -- Consent of Ernst & Young LLP
        *24.1            -- Power of Attorney (Included on signature page hereto)
        *27.1            -- Financial Data Schedule

---------------

 *  Filed herewith