Form 10-Q
period 1999-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1999-05-17
CIK 778437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q
(MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                             ---------------------
                         COMMISSION FILE NUMBER 1-9016
                             ---------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,652,164 Shares of Beneficial Interest were outstanding as of May 13, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements
           Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998
          (unaudited).......................................    3
           Consolidated Balance Sheets as of March 31, 1999
          (unaudited) and December 31, 1998.................    4
           Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998
          (unaudited).......................................    5
           Notes to Consolidated Financial Statements
          (unaudited).......................................    7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   17

  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   21

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings.................................   22

  Item 2. Changes in the Rights of the Company's Security
     Holders................................................   22

  Item 6. Exhibits and Reports on Form 8-K..................   22

Signatures..................................................   23

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Property Revenues
  Rents.....................................................  $    16,952   $     7,230
  Tenant reimbursements.....................................        3,283         1,269
                                                              -----------   -----------
          Total Property Revenues...........................       20,235         8,499
                                                              -----------   -----------
Property Expenses
  Property taxes............................................        2,015           928
  Property management fees..................................          607           259
  Utilities.................................................          820           318
  General operating.........................................          914           421
  Repairs and maintenance...................................          519           245
  Other property operating expenses.........................        1,286           327
                                                              -----------   -----------
          Total Property Expenses...........................        6,161         2,498
                                                              -----------   -----------
  Income from Property Operations...........................       14,074         6,001
  Trust administration and overhead.........................       (1,090)         (794)
  Depreciation..............................................       (3,335)       (1,522)
  Amortization..............................................         (138)          (94)
  Interest income...........................................           88           227
  Interest on notes payable.................................         (111)         (160)
  Interest on mortgages payable.............................       (6,159)       (2,503)
                                                              -----------   -----------
  Income from operations....................................        3,329         1,155
  Minority interests in consolidated subsidiaries...........          (80)          (57)
                                                              -----------   -----------
NET INCOME..................................................  $     3,249   $     1,098
                                                              ===========   ===========
PER SHARE DATA (Basic and Diluted)
  Net income................................................  $      0.16   $      0.10
                                                              ===========   ===========
  Distributions paid........................................  $      0.20   $      0.18
                                                              ===========   ===========
  Weighted average Shares outstanding.......................   19,939,209    10,617,617
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Real estate:
  Held for investment.......................................  $595,999      $476,641
  Held for sale.............................................    40,547        28,491
                                                              --------      --------
  Total real estate.........................................   636,546       505,132
  Accumulated depreciation..................................   (36,784)      (33,449)
                                                              --------      --------
  Net real estate...........................................   599,762       471,683
Cash and cash equivalents:
  Unrestricted..............................................     9,248         6,145
  Restricted................................................     4,497         5,422
                                                              --------      --------
          Total cash and cash equivalents...................    13,745        11,567
Other assets, net...........................................    13,292        17,080
                                                              --------      --------
          Total Assets......................................  $626,799      $500,330
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................  $344,341      $252,481
  Unsecured notes payable to related parties................        --        14,058
  Accrued interest..........................................     2,011         1,477
  Accounts payable, accrued expenses and other
     liabilities............................................    15,940        17,651
  Tenant security deposits..................................     2,680         2,138
                                                              --------      --------
          Total Liabilities.................................   364,972       287,805
                                                              --------      --------
Minority interests..........................................     6,939         6,946
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 Shares; issued and outstanding 20,652,164
     Shares at March 31, 1999 and 17,201,591 Shares at
     December 31, 1998......................................     2,065         1,721
  Additional paid-in capital................................   379,836       330,031
  Less 165,886 Shares in treasury at March 31, 1999 and
     December 31, 1998, at cost.............................    (2,226)       (2,226)
  Accumulated distributions.................................   (72,845)      (68,756)
  Accumulated deficit.......................................   (51,942)      (55,191)
                                                              --------      --------
          Total Shareholders' Equity........................   254,888       205,579
                                                              --------      --------
          Total Liabilities and Shareholders' Equity........  $626,799      $500,330
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   3,249   $  1,098
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Minority interest in consolidated subsidiaries.........         80         57
     Depreciation...........................................      3,335      1,521
     Amortization of deferred financing costs...............        280         60
     Other amortization.....................................         (9)        94
     Issuance of shares to Trust Managers...................         54         --
     Changes in operating assets and liabilities:
       Other assets and restricted cash.....................      6,316       (548)
       Accounts payable, other liabilities and tenant
        security deposits...................................     (3,761)    (3,227)
       Accrued interest.....................................        534         --
                                                              ---------   --------
       Net Cash Provided By (Used In) Operating
        Activities..........................................     10,078       (945)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized expenditures..................................     (2,946)    (1,122)
  Acquisition of real estate and related working capital....   (127,168)   (14,892)
                                                              ---------   --------
       Net Cash Used In Investing Activities................   (130,114)   (16,014)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable............    (59,056)      (272)
  Proceeds from mortgage financing..........................    136,985      7,891
  Payment of deferred loan costs............................     (1,387)      (712)
  Proceeds from sale of shares..............................     50,095     17,646
  Purchase of treasury shares...............................         --       (393)
  Distributions to shareholders.............................     (3,411)        --
  Distributions to limited partnership unit holders.........        (87)       (40)
                                                              ---------   --------
Net Cash Provided By Financing Activities...................    123,139     24,120
                                                              ---------   --------
Net Increase in Cash and Cash Equivalents...................      3,103      7,161
Cash and Cash Equivalents at Beginning of Period............      6,145     11,683
                                                              ---------   --------
Cash and Cash Equivalents at End of Period..................  $   9,248   $ 18,844
                                                              =========   ========
Cash Paid for Interest......................................  $   5,583   $  2,603
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of nine properties and an undeveloped tract of land in the first quarter of 1999, the Trust assumed approximately $1.8 million of accounts payable and tenant security deposits.

     As a result of the acquisition of three properties in the first quarter of 1998, the Trust issued $0.9 million in limited partnership units and assumed approximately $0.1 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. During the first quarter of 1999, the Trust reclassified two properties and one tract of land with a total cost basis of approximately $12.1 million to real estate held for sale.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in American Industrial Properties REIT's (the "Trust") Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1998, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     General. The Trust is a self-administered Texas real estate investment trust ("REIT") which, as of March 31, 1999, directly or indirectly owns and operates 74 commercial real estate properties consisting of 60 industrial properties, 12 office buildings and 2 retail properties. Additionally, the Trust currently has one industrial property under development.

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

     Interest is capitalized during the period in which real estate assets are undergoing construction or major renovation. During the three months ended March 31, 1999 and 1998 the Trust had no capitalized interest.

     Cash and Cash Equivalents. Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted cash amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

     Other Assets. Other assets primarily consist of direct costs related to potential property acquisitions, deferred rents receivable, deferred commissions and loan fees. Potential property acquisition costs are

                      AMERICAN INDUSTRIAL PROPERTIES REIT
capitalized and depreciated on a straight-line basis over the life of the asset when the asset is acquired. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $1,754,000 and $1,398,000 at March 31, 1999 and December 31, 1998, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $18,000 and $90,000 for the quarters ended March 31, 1999 and 1998, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Income Tax Matters. The Trust operates as a REIT for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

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

     Segment Reporting. The Trust classifies its reportable segments by property type. See Note 11 for the Trust's segment disclosures.

     Reclassification. Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At March 31, 1999 and December 31, 1998, real estate was comprised of the following:

                                                            MARCH 31,     DECEMBER 31,
                                                               1999           1998
                                                           ------------   ------------
Held for investment:
  Land...................................................  $136,961,000   $102,891,000
  Buildings and improvements.............................   459,038,000    373,750,000
                                                           ------------   ------------
                                                            595,999,000    476,641,000
                                                           ------------   ------------
Held for sale:
  Land...................................................     9,360,000      6,000,000
  Buildings and improvements.............................    31,187,000     22,491,000
                                                           ------------   ------------
                                                             40,547,000     28,491,000
                                                           ------------   ------------
          Total..........................................  $636,546,000   $505,132,000
                                                           ============   ============

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     In the first quarter of 1999, the Trust purchased a portfolio of nine properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in Common Shares of Beneficial Interest ("Shares") issued to Developers Diversified Realty Corporation ("DDR").

     During the first quarter of 1999, the Trust reclassified two industrial properties and one tract of land from held for investment to held for sale. The two industrial properties and the one tract of land are not located in target markets currently identified by the Trust. The Trust's intent is to sell these properties in 1999. These properties are included in the "Industrial" operating segment and reported net operating income of $0.3 and $0.2 million for the quarters ended March 31, 1999 and March 31, 1998, respectively.

     During 1998, the Trust acquired 29 real estate properties for approximately $237 million. To fund these acquisitions, the Trust paid approximately $37.8 million in cash, obtained $28.3 million and $42.7 million of financing under its acquisition line of credit and secured bridge loan, respectively, assumed approximately $32.7 million in mortgage debt with a fair value of $34.9 million, obtained $47.2 million of financing through unsecured borrowings with DDR, issued $0.9 million of limited partnership units and issued $47.7 million in Shares to DDR. The difference between the assumed amount and the fair value of the mortgage debt assumed was recorded as debt premium.

     In 1998, the Trust reclassified its retail property in Denver, Colorado from held for investment to held for sale. The Trust's current intent is to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. This property is included in the "Retail" operating segment and reported net operating income of $0.4 and $0.5 million for the quarters ended March 31, 1999 and March 31, 1998, respectively.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At March 31, 1999, all of the Trust's 74 properties were subject to liens securing mortgage notes payable with principal balances totaling $344,341,000, including $1,837,000 of debt premiums (see Note 2). Of this amount, approximately $187,386,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.25% to 9.13%, a stated weighted average interest rate of 7.84%, and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $156,955,000 with a weighted average interest rate of 7.02%. The variable rate debt consists of $68,753,000 and $75,202,000 under the Trust's PSCC secured acquisition credit line and secured bridge loan, respectively, as well as $13,000,000 under the Bank One line of credit. The acquisition credit line bears interest at the 30 day LIBOR rate plus 1.75% and matures in April 2000, as extended. The bridge loan bears interest at the 30 day LIBOR rate plus 1.75% and matures in July 1999. The Bank One line of credit, which provides for a variable rate spread based upon the company's overall debt leverage, currently bears interest at the 30 day LIBOR plus 1.75% and matures in January 2000. The interest rate on the acquisition credit line, bridge loan and the line of credit at March 31, 1999 is 6.715%.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of March 31, 1999 and December 31, 1998, the unamortized debt premiums were $1,837,000 and $1,958,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line, bridge loan and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of March 31, 1999. The unused commitment under the acquisition credit line at March 31, 1999 is $6,247,000, subject to certain restrictions and provisions.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     At December 31, 1998, 51 of the Trust's 65 properties were subject to liens securing mortgage notes payable with principal balances totaling $252,481,000, including $1,958,000 of debt premiums. Of this amount, approximately $141,308,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.25% to 9.13%, a stated weighted average interest rate of 8.01% and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates consisted of $68,523,000 and $42,650,000 under the Trust's secured acquisition credit line and secured bridge loan, respectively. The acquisition credit line and bridge loan bear interest at the 30 day LIBOR rate plus 1.75% and mature in April 1999 and January 1999 as extended, respectively. The interest rate on these loans at December 31, 1998 was 7.38%.

     Debt premiums were amortized into interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 1998, the unamortized debt premiums were $1,958,000.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and bridge loan, also contain various borrowing restrictions and operating performance covenants. The Trust was in compliance with all such restrictions and covenants as of December 31, 1998. The unused commitment under the acquisition credit line at December 31, 1998 was $4,195,000, subject to certain restrictions and provisions.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY:

     In January 1999, the Trust repaid in full the unsecured loans obtained from DDR to finance acquisitions. The Trust paid interest of $111,000 to DDR at the time of repayment. The interest rate on these demand notes was 10.25%. At December 31, 1998, the Trust had three unsecured notes outstanding totaling $14,058,000. The Trust paid interest of $660,850 to DDR for the year ended December 31, 1998.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Denver retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on an adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted a corrective Action Plan to the Colorado Department of Public Health and Environment. Implementation of the plan is ongoing. The responsible party is negotiating to obtain access agreements from impacted landowners, including the Trust.

     The Trust has been notified of the existence of limited cleaning solvents ("mineral spirits") contamination at Tech Center 29 Phase I. The contamination is the apparent result of a service center operated on the property until 1996. The tenant's primary operations consisted of the distribution of parts, cleaning equipment and cleaning solvents to industrial customers. Two USTs used in the operation were removed in 1996. The former tenant has been working with the Maryland Department of the Environment since the onset and has issued a letter of credit and standby trust agreement as financial assurance for remediation of the site.

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

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of March 31, 1999 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 Shares, of which 450,000,000 are designated as Common Shares of Beneficial Interest and 50,000,000 Preferred Shares of Beneficial Interest. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of March 31, 1999, 20,652,164 Common Shares are issued and outstanding.

     The Preferred Shares may be issued in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of March 31, 1999, no Preferred Shares of Beneficial Interest were issued and outstanding.

     On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. This program resulted in the Trust purchasing 123,783 Shares

                      AMERICAN INDUSTRIAL PROPERTIES REIT
in the open market, for an aggregate cost of $1,598,000. These Shares are held in Treasury. As a result of the one-for-five reverse Share split and the odd lot redemption program, effective on October 15, 1997, the Trust repurchased 42,103 Shares which are held in treasury. As of March 31, 1999, the Trust holds 165,806 Shares in treasury.

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

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement, the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust has issued an additional 3,683,578 Shares related to the second stage of the Agreement at a price of $15.50 per Share to fund property acquisitions. The Shares issued in the first and second stages are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. The remainder of the second stage, 1,543,005 Shares at $15.50 per Share, and the entire third stage, $200 million of equity investment, had not occurred as of December 31, 1998.

     For the quarter ended March 31, 1999, the Trust issued 3,410,615 Shares to DDR in connection with the purchase of nine properties (see Note 2), 35,094 Shares were issued in connection with the Dividend Reinvestment Plan and 4,995 Shares were issued to Trust Managers that elected base fee compensation in Shares. In total, the Trust issued 3,450,704 Shares in the first quarter on 1999.

     Share Incentive Plans. The Trust adopted the Employee and Trust Managers Incentive Share Plan (the "Plan") for the purpose of (i) attracting and retaining employees, Trust Managers and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership.

     All awards under the Plan are granted by the Compensation Committee of the Board of Trust Managers and the maximum number of shares issuable under the Plan is limited to an amount equal to of 10% of the total number of Shares outstanding at any time on a fully-diluted basis.

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

     Share Option Awards. In connection with the Agreement with DDR, on July 29, 1998, the Trust granted share options to purchase 100,000 Shares to the Chairman of the Board of Trust Managers, who, in accordance with DDR's internal policies, transferred the options to his employer, DDR. The exercise price of the options is $12.625 (the closing price of the Trust's Shares on the date preceding the date of grant) and the fair value of the options was $221,000. The options vested on November 20, 1998.

     On an annual basis, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the

                      AMERICAN INDUSTRIAL PROPERTIES REIT
date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant. No share options have been granted in 1999. During 1998, 10,000 shares were granted.

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

     Pursuant to agreements between the Trust and four senior officers, a "change in control" occurred on December 10, 1998 when DDR's ownership position exceeded 33% of the Trust's voting shares. As a result, all options held by these officers became fully vested and the restrictions on 27,000 restricted shares held by these officers were lifted. A total of 395,000 previously unvested options became vested on this date.

     At March 31, 1999, 716,000 options are outstanding of which 668,000 are fully vested. The remaining 48,000 options vest annually through April 2002. The term of these options range from June 2007 through December 2008. As of March 31, 1999, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 shares at $17.50 per Share. The warrants expire on October 3, 2000 (See Note 2).

NOTE 8 -- DISTRIBUTIONS:

     A distribution of $0.20 per Share was paid on April 15, 1999 and on January 20, 1999. On May 13, 1999, the Trust declared a distribution of $0.22 per Share, payable on July 14, 1999 to shareholders of record on July 2, 1999. (See Note
12).

     Distributions totaling $0.58 per Share were paid in 1998.

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES:

     During the fiscal year 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed interest rate of 10.25%, provide for quarterly payments of interest and are due 30 days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The Trust did not enter into any such borrowings in the first quarter of 1998.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum"), an affiliate of USAA Real Estate Company, a major shareholder of the Trust. Quorum is paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $171,000 and leasing commissions of $121,000 for the quarter ended March 31, 1999. Quorum earned management fees of $110,000 and leasing commissions of $106,000 for the quarter ended March 31, 1998.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the quarter ended March 31, 1999, this Trust Manager paid approximately $5,800 in lease payments to the Trust. The Trust Manager did not lease the space in the first quarter of 1998.

     At March 31, 1999, DDR and USAA Real Estate Company owned approximately 45.4% and 8.2% of the Shares outstanding, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 10 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               FOR THE QUARTER ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Basic and diluted earnings per share:
Numerator:
  Net income...............................................  $ 3,249,000   $ 1,098,000
Denominator:
  Weighted average shares..................................   19,939,209    10,617,617
                                                             -----------   -----------
Basic and diluted earnings per share:
Net income.................................................  $      0.16   $      0.10
                                                             ===========   ===========

     Options to purchase 716,000 shares at prices ranging from $11.6875 to $15.00 per Share were outstanding at March 31, 1999. There were no additional options issued since December 31, 1998. These options were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive.

     At March 31, 1999, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per Share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the Shares the effect would be antidilutive.

NOTE 11 -- SEGMENT REPORTING:

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the quarter ended March 31, 1999, light industrial represents 67% of property revenue. Office and retail represent 28% and 5%, respectively for the same period. For the quarter ended March 31, 1998 light industrial, office and retail represented property revenue of 51%, 36%, and 13%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of March 31, 1999, approximately 76% of the Trust's portfolio is represented by light industrial properties, 21% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of March 31, 1998, approximately 68% of the Trust's portfolio was represented by light industrial properties, 25% by office properties and 7% of by retail properties.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the Trust's property revenues by reporting segment, for each of the three months ended March 31, 1999 and 1998 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            -----------------------------------------------------------
                              LIGHT       OFFICE               CORPORATE
                            INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                            ----------   ---------   -------   ---------   ------------
Property revenues.........   $ 13,581    $  5,566    $ 1,088   $     --      $ 20,235
Property expenses.........      3,734       1,998        429         --         6,161
                             --------    --------    -------   --------      --------
Income from property
  operations..............      9,847       3,568        659         --        14,074
Administrative expenses...         --          --         --     (1,090)       (1,090)
Depreciation and
  amortization............         --          --         --     (3,473)       (3,473)
Other income..............         --          --         --         88            88
Interest expense..........         --          --         --     (6,270)       (6,270)
                             --------    --------    -------   --------      --------
Income (loss) from
  operations..............      9,847       3,568        659    (10,745)        3,329
Minority interests in
  consolidated
  subsidiaries............         --          --         --        (80)          (80)
                             --------    --------    -------   --------      --------
Net income (loss).........   $  9,847    $  3,568    $   659   $(10,825)     $  3,249
                             --------    --------    -------   --------      --------
Total real estate.........   $444,368    $155,034    $35,799   $  1,345      $636,546
                             --------    --------    -------   --------      --------

                                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                            -----------------------------------------------------------
                              LIGHT       OFFICE               CORPORATE
                            INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                            ----------   ---------   -------   ---------   ------------
Property revenues.........   $  4,324     $ 3,086    $ 1,089    $    --      $  8,499
Property expenses.........      1,217         911        370         --         2,498
                             --------     -------    -------    -------      --------
Income from property
  operations..............      3,107       2,175        719         --         6,001
Administrative expenses...         --          --         --       (794)         (794)
Depreciation and
  amortization............         --          --         --     (1,616)       (1,616)
Other income..............         --          --         --        227           227
Interest expense..........         --          --         --     (2,663)       (2,663)
                             --------     -------    -------    -------      --------
Income (loss) from
  operations..............      3,107       2,175        719     (4,846)        1,155
Minority interests in
  consolidated
  subsidiaries............         --          --         --        (57)          (57)
                             --------     -------    -------    -------      --------
Net income (loss).........   $  3,107     $ 2,175    $   719    $(4,903)     $  1,098
                             --------     -------    -------    -------      --------
Total real estate.........   $144,480     $91,722    $45,605    $   340      $282,147
                             --------     -------    -------    -------      --------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The breakdown of the Trust's property revenues, geographically and by reporting segment, for each of the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
WESTERN REGION
  Industrial................................................  $ 7,952   $2,618
  Office....................................................    4,394    2,219
  Retail....................................................      773      796
EASTERN REGION
  Industrial................................................    5,629    1,705
  Office....................................................    1,172      868
  Retail....................................................      315      293
                                                              -------   ------
          Total property revenues...........................  $20,235   $8,499
                                                              =======   ======

NOTE 12 -- SUBSEQUENT EVENTS:

     On May 13, 1999, the Trust declared a distribution of $0.22 per Share payable on July 14, 1999 to shareholders of record on July 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this report as well as the audited financial statements appearing in the Trust's 1998 Annual Report to Shareholders. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.

RESULTS OF OPERATIONS

  Comparison of Three Months Ended March 31, 1999 to March 31, 1998

     The weighted average property square footage owned by the Trust increased to 8,198,000 during the three months ended March 31, 1999 from 4,248,000 for the same period in 1998, an increase of 93.0%. Property revenues increased 138% to $20,235,000 in 1999 from $8,499,000 in 1998, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 135% to $14,074,000 in 1999 from $6,001,000 in 1998. On a same property basis, for properties owned as of January 1, 1998, property revenues increased to $8,653,000 in 1999 from $8,274,000, an increase of 4.6%, comprised of a 7.7% increase in revenue related to industrial properties, a 2.0% increase in revenue related to office properties and a 0.8% decrease in revenue at the Trust's retail properties. The increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in percentage rents collected at one of the retail properties. Overall leased occupancy of the Trust's portfolio was 93.5% at March 31, 1999 compared to 92.6% at March 31, 1998.

     On a same property basis, income from property operations decreased to $5,865,000 in the first quarter of 1999 from $5,876,000 in the first quarter of 1998, a decrease of 0.2%, and is comprised of a 3.6% increase related to industrial properties, a 4.0% decrease related to office properties and a 6.0% decrease related to the Trust's retail properties. This overall decrease is the net result of the revenue activity explained above offset by additional operating expense activity related to the increases in occupancy and higher property taxes at various properties. A significant portion of the increase in expense activity will be recovered from tenants.

     Income from operations increased to $3,329,000 in 1999 from $1,155,000 in 1998 as a result of the acquisition of properties since the first quarter of 1998 and the increase in income from property operations explained above, an increase in total interest expense of $3,607,000 due to an additional $213,500,000 in property financing since March 31, 1998. In addition, Trust administration and overhead expenses increased $296,000 due to a 140% increase in the number of full time employees, expensing internal acquisition department costs, terminated deal costs and higher general costs due to the increased activity of the Trust. Depreciation increased $1,813,000 due to the acquisition of properties since the first quarter of 1998.

  Analysis of Cash Flows -- Comparison of Three Months Ended March 31, 1999 to March 31, 1998

     Cash flow provided by operating activity in the first quarter of 1999 was $10,078,000. This results from the Trust's net income of $3,249,000 increased by non-cash charges totaling $3,740,000 related to minority interests, depreciation and amortization and issuance of Shares to Trust Managers and a reduction in other assets and restricted cash of $5,391,000 and $925,000, respectively. In addition, accrued interest increased $534,000, while accounts payable, accrued expenses and other liabilities decreased $3,761,000.

     Cash flow used in investing activities in the first quarter of 1999 was $130,114,000, representing amounts expended on the acquisition of real estate and related working capital totaling $127,168,000, and capitalized expenditures of $2,946,000.

     Cash flow provided by financing activities in the first quarter of 1999 was $123,139,000. This amount reflects proceeds from the mortgage financing on the properties acquired in the first quarter of 1999 and refinancings existing properties of $136,985,000, net proceeds from the private placement of Shares of $50,095,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $59,056,000, payments of loan costs of $1,387,000, and distributions to shareholders and limited partnership unit holders totaling $3,498,000.

     Cash flow used in operating activities in the first quarter of 1998 was $945,000. This results from the Trust's net income of $1,098,000 increased by non-cash charges totaling $1,732,000 related to minority interests, depreciation and amortization, a decrease in restricted cash of $720,000 offset by an increase in other assets of $1,268,000. In addition, accounts payable, accrued expenses and other liabilities decreased $3,227,000.

     Cash flow used in investing activities in the first quarter of 1998 was $16,014,000, representing amounts expended on the acquisition of real estate and related working capital totaling $14,892,000, and capitalized expenditures of $1,122,000.

     Cash flow provided by financing activities in the first quarter of 1998 was $24,120,000. This amount reflects proceeds from the mortgage financing on three properties of $7,891,000, net proceeds from the private placement of Shares of $17,646,000, principal repayments on mortgage and notes payable totaling approximately $272,000, repurchase of Shares totaling $393,000, payments of loan costs of $712,000, and distributions to limited partnership unit holders of $40,000.

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

     The Trust believes FFO is an appropriate measure of its performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definition. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of the Trust's operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Net cash provided by (used in) operating activities.........  $  10,078   $   (945)
Net cash used in investing activities.......................   (130,114)   (16,014)
Net cash provided by financing activities...................    123,139     24,120

     The following table shows the Trust's calculation of FFO:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                 1999            1998
                                                             -------------   -------------
                                                             (IN THOUSANDS, EXCEPT NUMBER
                                                                      OF SHARES)
Net Income.................................................   $     3,249     $     1,098
  Exclude effects of:
     Real estate depreciation and amortization, net of
       minority interest share.............................         3,384           1,556
     Minority interest in operating partnerships...........            38              43
                                                              -----------     -----------
Funds from Operations......................................   $     6,671     $     2,697
                                                              ===========     ===========
Weighted average Shares and operating partnership units
  outstanding..............................................    20,176,627      10,836,887
                                                              ===========     ===========

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

     The Trust's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Trust has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Trust are Year 2000 compliant. Additionally, by December 31, 1998, the Trust had successfully upgraded the existing network and property operations/accounting systems. These upgrades were instituted to meet current and future needs of the Trust, not as a result of our initial Year 2000 assessment. The Trust has taken precautions, including testing these systems prior to implementation, to ensure that all upgrades and modifications are Year 2000 compliant.

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

     Although a potential area of significant exposure to the Trust is the contracting to third parties of property management, accounting, and leasing services, the Trust generally utilizes thirty-day cancelable contracts and, should a material risk arise with respect to the Year 2000 problem, anticipates terminating the contract and hiring a new vendor. In addition, the Trust has initiated the transition to internalize property management, accounting and leasing of its properties, thereby significantly reducing the use of third parties in these areas.

     As noted above, the Trust has completed the initial assessment and believes the existing internal systems and upgrades are Year 2000 compliant. The Trust does not expect historical and future costs related to the Year 2000 issue to have a material effect on the consolidated financial position or results of operations of the Trust. Although management does not currently believe that the effect of the Year 2000 problem will have a material impact on the Trust, there is no guarantee that unforeseen circumstances will not arise which could have a material adverse effect upon the Trust's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of March 31, 1999, the Trust had $9.2 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of equity securities (Common Shares up to 49.9% ownership and Preferred Shares thereafter) and up to $200 million in additional equity securities, subject to certain conditions, to fund property acquisitions approved by the Trust's Board. As of March 31, 1999, DDR has purchased 9.3 million Common Shares for $143 million. Proceeds related to this agreement were used to fund property acquisitions in 1998, as well as the purchase of a $127.3 million portfolio in January 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. The Trust completed approximately $48.6 million in permanent fixed rate financings during the first quarter of 1999. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplates a $150,000,000 credit line of which Bank One has committed to $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line, which will be secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of March 31, 1999, the Trust has $13.0 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%, currently 6.715%.

     The Trust also has approximately $68.8 million outstanding under a $75 million secured acquisition line and $75.2 million outstanding under a secured bridge loan with PSCC. The acquisition line and the bridge loan bear interest at a variable rate based on the 30 day LIBOR rate plus 1.75%, currently 6.715%. In connection with extending the maturity of the secured acquisition line to April 2000, the interest rate was reduced effective April 27, 1999 to LIBOR plus 1.55%. The Trust anticipates repayment of the bridge loan with proceeds from a fixed rate permanent financing in June 1999. The Trust is currently negotiating the terms and conditions of this permanent financing. There can be no assurance that the negotiations or refinancing efforts will be successful.

     At March 31, 1999, the Trust had $344.3 million in mortgage debt outstanding, of which approximately $187.4 million was represented by fixed rate debt with a weighted average interest rate of 7.84%, and $157.0 million was represented by variable rate debt with a weighted average interest rate of 7.02%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At March 31, 1999, the Trust's total market capitalization (based upon a March 31, 1999 closing Share price of $11.625 per Share) was approximately $578.9 million. Based upon this amount, the Trust's debt to total market capitalization at March 31, 1999 was 58.4%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future and will serve to deleverage the Trust.

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

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $2,946,000 in the quarter ended March 31, 1999, compared to $1,122,000 in the quarter ended March 31, 1998. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.20 per Share was payable on April 15, 1999 to shareholders of record on April 5, 1999. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. At December 31, 1998, the Trust had approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

     On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Company.

RECENT DEVELOPMENTS

     On May 13, 1999, the Trust declared a distribution of $0.22 per Share payable on July 14, 1999 to shareholders of record on July 2, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Trust's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

     The Trust's primary market risk exposure is to changes in interest rates. The Trust is exposed to market risk related to its secured acquisition line and secured bridge loan with PSCC and the Bank One credit line as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources." The interest on the acquisition line, bridge loan and credit line are subject to fluctuations in the market.

     The Trust also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Trust typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

     If the interest rate for variable rate debt was 100 basis points higher or lower during the first quarter of 1999, the Trust's interest expense would have been increased or decreased by approximately $392,000. There is no fixed rate debt maturing in 1999.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     In January 1999, DDR completed the second stage of its investment in the Trust. The second stage resulted in DDR purchasing 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81.0 million) to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the right to require DDR, under certain circumstances, to purchase additional Shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase Shares, the price of the Shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR and Trust Shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of March 31, 1999, DDR had purchased 1,867,616 Shares (for total consideration of approximately $27.9 million). In total, DDR has purchased 9,301,817 Shares, representing 45.4% of the outstanding Shares of the Trust.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------
         27.1*             -- Financial Data Schedule

---------------

*  Filed herewith

     (b) Reports on Form 8-K

     The following information summarizes the events reported on Form 8-K during the quarter ended March 31, 1999:

          (1) Current Report on Form 8-K filed with the Commission on January 29, 1999;

          (2) Current Report on Form 8-K filed with the Commission on February 3, 1999;

          (3) Current Report on Form 8-K/A filed with the Commission on March 31, 1999 amending Form 8-K filed with the Commission on January 29, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                          (Registrant)

                      SIGNATURE                            DATE
                      ---------                            ----
                 /s/ MARC A. SIMPSON                   May 17, 1999
-----------------------------------------------------
                   Marc A. Simpson
  Senior Vice President and Chief Financial Officer
            (principal financial officer)

                /s/ GARY A. WILLIAMS                   May 17, 1999
-----------------------------------------------------
                  Gary A. Williams
     Vice President and Chief Accounting Officer
           (principal accounting officer)

                               INDEX TO EXHIBITS

      EXHIBIT NO.                 DESCRIPTION
      -----------                 -----------
         27.1            -- Financial Data Schedule