Form 10-Q
period 1999-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1999-08-16
CIK 778437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-9016
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,714,128 shares of Beneficial Interest were outstanding as of August 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
          Consolidated Statements of Operations for the
         three months and six months ended June 30, 1999 and
         1998 (unaudited)...................................    3
          Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998..................    4
          Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and 1998 (unaudited)....    5
          Notes to Consolidated Financial Statements
         (unaudited)........................................    7
  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of
           Operations.......................................   17
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   22

PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................   23
  Item 2. Changes in the Rights of the Company's Security
     Holders................................................   23
  Item 6. Exhibits and Reports on Form 8-K..................   23
SIGNATURES..................................................   25

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                  -------------------     --------------------
                                                   1999        1998         1999        1998
                                                  -------     -------     --------     -------
Property Revenues
  Rents.......................................    $17,701     $ 8,533     $ 34,653     $15,763
  Tenant reimbursements.......................      3,677       2,371        6,960       3,640
                                                  -------     -------     --------     -------
          Total Property Revenues.............     21,378      10,904       41,613      19,403
                                                  -------     -------     --------     -------
Property Expenses
  Property taxes..............................      2,264       1,072        4,279       2,000
  Property management fees....................        304         339          911         598
  Utilities...................................        888         539        1,708         857
  General operating...........................        916         852        1,830       1,273
  Repairs and maintenance.....................        847         348        1,366         593
  Other property operating expenses...........        985         391        2,270         718
                                                  -------     -------     --------     -------
          Total Property Expenses.............      6,204       3,541       12,364       6,039
                                                  -------     -------     --------     -------
Income from Property Operations...............     15,174       7,363       29,249      13,364
Trust administration and overhead.............     (1,387)       (955)      (2,477)     (1,749)
Depreciation..................................     (3,010)     (1,832)      (6,345)     (3,354)
Amortization..................................       (140)       (105)        (278)       (199)
Interest income...............................        144         171          231         398
Interest on notes payable.....................         --         (48)        (111)       (208)
Interest on mortgages payable.................     (6,564)     (3,431)     (12,723)     (5,934)
                                                  -------     -------     --------     -------
Income from operations........................      4,217       1,163        7,546       2,318
Minority interests in consolidated
  subsidiaries................................        (91)        (62)        (171)       (119)
Gain on sale of real estate...................         38          --           38          --
                                                  -------     -------     --------     -------
NET INCOME....................................    $ 4,164     $ 1,101     $  7,413     $ 2,199
                                                  =======     =======     ========     =======
PER SHARE DATA (BASIC AND DILUTED)
Net Income....................................    $  0.20     $  0.10     $   0.37     $  0.20
                                                  =======     =======     ========     =======
Dividends paid................................    $  0.22     $  0.20     $   0.42     $  0.38
                                                  =======     =======     ========     =======
Weighted average Shares outstanding --Basic... 20,509,613  11,080,452  20,224,411   10,849,035
                                               ----------  ----------  -----------     -------
                                               ----------  ----------  -----------     -------
Weighted average Shares
  outstanding -- Diluted...................... 20,509,613  11,107,452  20,224,411   10,862,535
                                               ----------  ----------  -----------     -------
                                               ----------  ----------  -----------     -------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Real Estate:
  Held for investment.......................................   $590,663       $476,641
  Held for sale.............................................     47,561         28,491
                                                               --------       --------
  Total real estate.........................................    638,224        505,132
  Accumulated depreciation..................................    (39,806)       (33,449)
                                                               --------       --------
  Net real estate...........................................    598,418        471,683
Cash and cash equivalents:
  Unrestricted..............................................      6,922          6,145
  Restricted................................................      5,723          5,422
                                                               --------       --------
  Total cash and cash equivalents...........................     12,645         11,567
Other assets, net...........................................     15,988         17,080
                                                               --------       --------
Total Assets................................................   $627,051       $500,330
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................   $345,151       $252,481
  Unsecured notes payable to related parties................         --         14,058
  Accrued interest..........................................      1,538          1,477
  Accounts payable, accrued expenses and other
     liabilities............................................     15,775         17,651
  Tenant security deposits..................................      2,750          2,138
                                                               --------       --------
Total Liabilities...........................................    365,214        287,805
                                                               --------       --------
Minority interests..........................................      6,939          6,946
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 Shares; issued and outstanding 20,689,219
     Shares at June 30, 1999 and 17,201,591 shares at
     December 31, 1998......................................      2,069          1,721
  Additional paid-in-capital................................    380,219        330,031
  Less 165,886 Shares in treasury, at cost..................     (2,226)        (2,226)
  Accumulated distributions.................................    (77,384)       (68,756)
  Accumulated deficit.......................................    (47,780)       (55,191)
                                                               --------       --------
Total Shareholders' Equity..................................    254,898        205,579
                                                               --------       --------
Total Liabilities and Shareholders' Equity..................   $627,051       $500,330
                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   7,413   $  2,199
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Gain on sale of real estate...............................        (38)        --
  Minority interest in consolidated subsidiaries............        171        119
  Depreciation..............................................      6,345      3,353
  Amortization of deferred financing costs..................        641        181
  Other amortization........................................         17        617
Changes in operating assets and liabilities:
  Other assets and restricted cash..........................      3,532     (2,686)
  Accounts payable, other liabilities and tenant security
     deposits...............................................     (4,084)    (3,255)
  Accrued interest..........................................         61        829
                                                              ---------   --------
Net Cash Provided By Operating Activities...................     14,058      1,357
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized expenditures..................................     (5,416)    (2,905)
  Acquisition of real estate and related working capital....   (127,168)   (80,565)
  Net proceeds from sales of real estate....................        349         --
                                                              ---------   --------
Net Cash Used In Investing Activities.......................   (132,235)   (83,470)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable............   (147,947)   (47,032)
  Proceeds from mortgage financing..........................    226,804    115,125
  Payment of deferred loan costs............................     (2,737)    (1,691)
  Proceeds from sale of Shares..............................     50,535     17,568
  Purchase of treasury Shares...............................         --     (1,262)
  Distributions to shareholders.............................     (7,522)    (2,001)
  Distributions to limited partnership unit holders.........       (179)      (170)
                                                              ---------   --------
Net Cash Provided By Financing Activities...................    118,954     80,537
                                                              ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........        777     (1,576)
Cash and Cash Equivalents at Beginning of Period............      6,145     11,683
                                                              ---------   --------
Cash and Cash Equivalents at End of Period..................  $   6,922   $ 10,107
                                                              =========   ========
Cash Paid for Interest......................................  $  12,378   $  5,132
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of nine properties and an undeveloped tract of land in the first six months of 1999, the Trust incurred approximately $1.8 million of accounts payable and tenant security deposits.

     As a result of the acquisition of three properties in the first six months of 1998, the Trust issued $0.9 million in limited partnership units and incurred approximately $0.1 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. During the first six months of 1999, the Trust reclassified three properties and three tracts of land with a cost basis of $19.1 million to real estate held for sale.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

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

     General. The Trust is a self-administered Texas real estate investment trust which, as of June 30, 1999, directly or indirectly owns and operates 74 commercial real estate properties consisting of 58 industrial properties, 14 office buildings and 2 retail properties. The Trust currently has one industrial property under development.

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

     Real Estate. The Trust carries its real estate held for investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried at lower of depreciated cost or fair value less costs to sell. The Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, are less than the carrying value of the related asset.

     Property improvements which extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over the lease term, but not to exceed ten years.

     Interest is capitalized during the period in which real estate assets are undergoing construction or major renovation. During the three and six months ended June 30, 1999 and 1998 the Trust has not capitalized interest.

     Cash and Cash Equivalents. Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted cash amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $2,148,000 and $1,398,000 at June 30, 1999 and December 31, 1998, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $42,000 and $87,000 for the six months ended June 30, 1999 and 1998, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

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

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At June 30, 1999 and December 31, 1998, real estate was comprised of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               1999           1998
                                                           ------------   ------------
Held for investment:
  Land...................................................  $144,115,000   $102,891,000
  Buildings and improvements.............................   446,548,000    373,750,000
                                                           ------------   ------------
                                                            590,663,000    476,641,000
                                                           ------------   ------------
Held for sale:
  Land...................................................    11,438,000      6,000,000
  Buildings and improvements.............................    36,123,000     22,491,000
                                                           ------------   ------------
                                                             47,561,000     28,491,000
                                                           ------------   ------------
          Total..........................................  $638,224,000   $505,132,000
                                                           ============   ============

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     In the first quarter of 1999, the Trust purchased a portfolio of nine properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings secured under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in Common Shares of Beneficial Interest ("Shares") issued to Developers Diversified Realty Corporation ("DDR").

     During the first quarter of 1999, the Trust reclassified two industrial properties and one tract of land from held for investment to held for sale. The tract of land was sold in the second quarter of 1999 for $350,000 resulting in a $38,000 gain. In the second quarter of 1999, the Trust also reclassified one additional industrial property and two tracts of land from held for investment to held for sale. The three industrial properties and two tracts of vacant land are not located in target markets currently identified by the Trust. The Trust's intent is to sell these properties in 1999. These properties are included in the "Industrial" operating segment and reported net operating income of $0.4 million and $0.7 million for the three months and six months ended June 30, 1999 and $0.3 million and $0.5 million for the three months and six months ended June 30, 1998.

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

     In 1998, the Trust reclassified its retail property in Denver, Colorado from held for investment to held for sale. The Trust's current intent is to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. This property is included in the "Retail" operating segment and reported net operating income of $0.4 million and $0.8 million for the three months and six months ended June 30, 1999 and $0.4 million and $0.9 million for the three months and six months ended June 30, 1998.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At June 30, 1999, all of the Trust's 74 properties were subject to liens securing mortgage notes payable with principal balances totaling $345,151,000, including $1,714,000 of debt premiums (see Note 2). Of this amount, approximately $273,398,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.40%, and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $71,753,000. The variable rate debt consists of $68,753,000 under the Trust's PSCC secured acquisition credit line as well as $3,000,000 under its Bank One secured line of credit. The acquisition credit line bears interest at the 30 day LIBOR rate plus 1.55% and matures in April 2000, as extended. The Bank One line of credit, which provides for a variable rate spread based upon the company's overall debt leverage, currently bears interest at the 30 day LIBOR rate plus 2.00% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at June 30, 1999 are 6.493% and 6.964%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of June 30, 1999 and December 31, 1998, the unamortized debt premiums were $1,714,000 and $1,958,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line, and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of

                      AMERICAN INDUSTRIAL PROPERTIES REIT

June 30, 1999. The unused commitment under the acquisition credit line at June 30, 1999 is $6,247,000, subject to certain restrictions and provisions.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY:

     In January 1999, the Trust repaid in full three unsecured loans from DDR used to finance acquisitions. The Trust paid interest of $111,000 to DDR at the time of repayment. The interest rate on these demand notes was 10.25%. At December 31, 1998, the Trust had three unsecured notes outstanding totaling $14,058,000. The Trust paid interest of $660,850 to DDR for the year ended December 31, 1998.

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

     The Trust has been informed of the existence of underlying soil and groundwater contamination at the Alfred property acquired in January 1999. This contamination is the apparent result of semiconductor manufacturers located at the property until 1995. During the manufacturing process, the underlying soil and groundwater was contaminated with chlorinated solvents and heavy metals. The former tenants have been identified as the primary responsible parties of record and are conducting remediation through a pump and treat system. Prudential Insurance Company, a former owner of the property has been identified as the secondary responsible party of record.

     With the exception of the matters noted above, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

  Litigation

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships ("Madison"). The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. On July 16, 1999, the Court

                      AMERICAN INDUSTRIAL PROPERTIES REIT
found in favor of the Trust, denying Plaintiff's motion for class certification in relation to the Madison lawsuit filed on behalf of all the limited partners in USAA III.

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

     The Trust was a defendant in a lawsuit over claims of breach of contract and civil conspiracy allegedly injuring a commercial tenant in a building sold by the Trust to Dallas Area Rapid Transit ("DART") under threat of eminent domain. DART has agreed to indemnify, defend and hold harmless the Trust from any and all losses and liabilities arising from obligations under this lease. On May 19, 1999, the Court granted Summary Judgement in favor of the Trust on all of Plaintiff's claims and causes of action against the Trust. The Trust presently maintains a counterclaim for its attorney fees.

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of June 30, 1999 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 Shares, of which 450,000,000 are designated as Common Shares of Beneficial Interest and 50,000,000 Preferred Shares of Beneficial Interest. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of June 30, 1999, 20,689,219 Common Shares are issued and outstanding.

     The Preferred Shares may be issued in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of June 30, 1999, no Preferred Shares of Beneficial Interest were issued and outstanding.

     On March 9, 1998, the Board of Trust Managers authorized a Share repurchase program allowing the Trust to purchase up to 1,000,000 Shares from time to time in open market transactions, as price and market conditions allow, over the following six months. This program resulted in the Trust purchasing 123,783 Shares in the open market, for an aggregate cost of $1,598,000. These Shares are held in treasury. As a result of the

                      AMERICAN INDUSTRIAL PROPERTIES REIT
one-for-five reverse Share split and the odd lot redemption program, effective on October 15, 1997, the Trust repurchased 42,103 shares which are held in treasury. As of June 30, 1999, the Trust holds 165,886 Shares in treasury.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement (the "Agreement"), the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust had issued an additional 3,683,578 Shares related to the second stage of the Agreement at a price of $15.50 per Share to fund property acquisitions. The Shares issued in the first and second stages are of the same class as the Trust's existing Shares and are entitled to the same voting and distribution rights as all Shares, subject to certain restrictions on the resale of the Shares. The remainder of the second stage, 1,543,005 Shares at $15.50 per Share, and the entire third stage, $200 million of equity investment, had not occurred as of December 31, 1998.

     During the six months ended June 30, 1999, the Trust issued 3,410,615 Shares to DDR in connection with the purchase of nine properties (see Note 2), 72,018 Shares were issued in connection with the Dividend Reinvestment Plan and 4,995 Shares were issued to Trust Managers that elected base fee compensation in Shares. In total the Trust issued 3,487,628 Shares in the six months ended June 30, 1999.

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

     All awards under the Plan are determined by the Compensation Committee of the Board of Trust Managers and a maximum limit of 10% of the total number of Shares outstanding at any time on a fully-diluted basis may be issued under the Plan.

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

     On an annual basis, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant. During 1998, 10,000 options were granted.

     During 1998, pursuant to the Plan, the Trust Managers granted share options to purchase 460,000 Shares to 12 members of management. The exercise price of the options granted is $13.625. The option to purchase shares vest annually over a period of five years, beginning April 1, 1998. In 1999, 10,000 share options were

                      AMERICAN INDUSTRIAL PROPERTIES REIT
granted to a new member of management and 5,000 share options, originally issued in 1998, were forfeited. The 10,000 options vest annually over a five year period, beginning February 23, 1999. In addition, the Board approved the award of 27,000 restricted shares to the Trust's senior officers. The restricted shares vest annually beginning on the first anniversary date of the date of grant. Pursuant to agreements between the Trust and four senior officers, a "change in control" occurred on December 10, 1998 when DDR's ownership position exceeded 33% of the Trust's voting shares. As a result, all options held by these officers became fully vested and the restrictions on 27,000 restricted shares held by these officers were lifted. A total of 395,000 previously unvested options became vested on this date.

     At June 30, 1999, 721,000 options are outstanding of which 668,000 are fully vested. The remaining 53,000 options vest annually through February 2003. The term of these options range from June 2007 through February 2009. As of June 30, 1999, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 shares at $17.50 per Share. The warrants expire on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS:

     The $0.22 per Share distribution declared on May 13, 1999 was paid on July 14, 1999. Additionally, a $0.20 per Share distribution was paid on April 15, 1999 and on January 20, 1999. On August 4, 1999, the Trust declared a distribution of $0.22 per Share, payable on October 14, 1999 to shareholders of record on October 5, 1999. (See Note 12). Distributions totaling $0.58 per Share were paid in 1998.

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES:

     During the fiscal year 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed interest rate of 10.25%, provide for quarterly payments of interest and are due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The Trust did not enter into any such borrowings in the six months ended June 30, 1998.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum"), an affiliate of USAA Real Estate Company ("Realco"), a major shareholder of the Trust. Quorum is paid competitive rates for services, including, but not limited to construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $370,000, leasing commissions of $102,000, brokerage fees of $92,000, and construction management fees of $27,000, for the six months ended June 30, 1999. For the six months ended June 30, 1998, management fees and leasing commissions paid by the Trust to Quorum were $249,000 and $125,000, respectively.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the three and six months ended March 31, 1999 and June 30, 1999, this Trust Manager paid approximately $5,800 and $11,600 in lease payments to the Trust, respectively. The Trust Manager did not lease the space in the six months ended June 30, 1998.

     At June 30, 1999, DDR and Realco owned approximately 45.3% and 8.2% of the Shares outstanding, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 10 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           ---------------------------   -------------------------
                                               1999           1998          1999          1998
                                           ------------   ------------   -----------   -----------
Basic and diluted earnings per share:
Numerator:
  Net income.............................  $ 4,164,000    $ 1,101,000    $ 7,413,000   $ 2,199,000
Denominator:
  Weighted average shares................   20,509,613     11,080,452     20,224,411    10,849,035
  Plus restricted shares.................           --         27,000             --        13,500
                                           -----------    -----------    -----------   -----------
  Adjusted weighted average shares.......   20,509,613     11,107,452     20,224,411    10,862,535
Basic and diluted earnings per share:
  Net income.............................         $0.20         $0.10          $0.37         $0.20

     Options to purchase 721,000 shares at prices ranging from $11.125 to $15.00 per Share were outstanding at June 30, 1999. These options were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares and, therefore, the effect would be antidilutive.

     At June 30, 1999, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per Share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the Shares the effect would be antidilutive.

NOTE 11 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the three months ended June 30, 1999, light industrial represents 61% of property revenue. Office and retail represent 34% and 5%, respectively for the same period. For the three months ended June 30, 1998 light industrial, office and retail represented property revenue of 51%, 40%, and 9%, respectively.

     For the six months ended June 30, 1999, light industrial represents 61% of property revenue. Office and retail represent 34% and 5%, respectively for the same period. For the six months ended June 30, 1998 light industrial, office and retail represented property revenue of 51%, 38%, and 11%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of June 30, 1999, approximately 73% of the Trust's portfolio is represented by light industrial properties, 24% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of June 30, 1998, approximately 67% of the Trust's portfolio was represented by light industrial properties, 28% by office properties and 5% by retail properties.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the of the Trust's property revenues by reporting segment, for each of the three months ended June 30, 1999 and 1998 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                       FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                              -----------------------------------------------------------
                                                LIGHT       OFFICE               CORPORATE
                                              INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                              ----------   ---------   -------   ---------   ------------
Property revenues...........................   $ 12,991    $  7,365    $ 1,022   $     --      $ 21,378
Property expenses...........................      3,693       2,061        450         --         6,204
                                               --------    --------    -------   --------      --------
Income from property operations.............      9,298       5,304        572         --        15,174
Administrative expenses.....................         --          --         --     (1,387)       (1,387)
Depreciation and amortization...............         --          --         --     (3,150)       (3,150)
Other income................................         --          --         --        144           144
Interest expense............................         --          --         --     (6,564)       (6,564)
                                               --------    --------    -------   --------      --------
Income (loss) from operations...............      9,298       5,304        572    (10,957)        4,217
Minority interests in consolidated
  subsidiaries..............................         --          --         --        (91)          (91)
Gain on sale of real estate.................         38          --         --         --            38
                                               --------    --------    -------   --------      --------
Net income (loss)...........................   $  9,336    $  5,304    $   572   $(11,048)     $  4,164
Total real estate...........................   $401,884    $198,651    $36,061   $  1,628      $638,224

                                                       FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                              -----------------------------------------------------------
                                                LIGHT       OFFICE               CORPORATE
                                              INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                              ----------   ---------   -------   ---------   ------------
Property revenues...........................   $  5,565    $  4,329    $ 1,010   $     --      $ 10,904
Property expenses...........................      1,564       1,551        426         --         3,541
                                               --------    --------    -------   --------      --------
Income from property operations.............      4,001       2,778        584         --         7,363
Administrative expenses.....................         --          --         --       (955)         (955)
Depreciation and amortization...............         --          --         --     (1,937)       (1,937)
Other income................................         --          --         --        171           171
Interest expense............................         --          --         --     (3,479)       (3,479)
                                               --------    --------    -------   --------      --------
Income (loss) from operations...............      4,001       2,778        584     (6,200)        1,163
Minority interests in consolidated
  subsidiaries..............................         --          --         --        (62)          (62)
Gain on sale of real estate.................         --          --         --         --            --
                                               --------    --------    -------   --------      --------
Net income (loss)...........................   $  4,001    $  2,778    $   584   $ (6,262)     $  1,101
Total real estate...........................   $179,862    $123,376    $45,683   $    409      $349,330

     The following table sets forth the of the Trust's property revenues by reporting segment, for each of the six months ended June 30, 1999 and 1998 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                              -----------------------------------------------------------
                                                LIGHT       OFFICE               CORPORATE
                                              INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                              ----------   ---------   -------   ---------   ------------
Property revenues...........................   $ 25,471    $ 14,030    $ 2,112   $     --      $ 41,613
Property expenses...........................      7,218       4,261        885         --        12,364
                                               --------    --------    -------   --------      --------
Income from property operations.............     18,253       9,769      1,227         --        29,249
Administrative expenses.....................         --          --         --     (2,477)       (2,477)
Depreciation and amortization...............         --          --         --     (6,623)       (6,623)
Other income................................         --          --         --        231           231
Interest expense............................         --          --         --    (12,834)      (12,834)
                                               --------    --------    -------   --------      --------
Income (loss) from operations...............     18,253       9,769      1,227    (21,703)        7,546
Minority interests in consolidated
  subsidiaries..............................         --          --         --       (171)         (171)
Gain on sale of real estate.................         38          --         --         --            38
                                               --------    --------    -------   --------      --------
Net income (loss)...........................   $ 18,291    $  9,769    $ 1,227   $(21,874)     $  7,413
Total real estate...........................   $401,884    $198,651    $36,061   $  1,628      $638,224

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                              -----------------------------------------------------------
                                                LIGHT       OFFICE               CORPORATE
                                              INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                              ----------   ---------   -------   ---------   ------------
Property revenues...........................   $  9,888    $  7,416    $ 2,099   $     --      $ 19,403
Property expenses...........................      2,780       2,462        797         --         6,039
                                               --------    --------    -------   --------      --------
Income from property operations.............      7,108       4,954      1,302         --        13,364
Administrative expenses.....................         --          --         --     (1,749)       (1,749)
Depreciation and amortization...............         --          --         --     (3,553)       (3,553)
Other income................................         --          --         --        398           398
Interest expense............................         --          --         --     (6,142)       (6,142)
                                               --------    --------    -------   --------      --------
Income (loss) from operations...............      7,108       4,954      1,302    (11,046)        2,318
Minority interests in consolidated
  subsidiaries..............................         --          --         --       (119)         (119)
Gain on sale of real estate.................         --          --         --         --            --
                                               --------    --------    -------   --------      --------
Net income (loss)...........................   $  7,108    $  4,954    $ 1,302   $(11,165)     $  2,199
Total real estate...........................   $179,862    $123,376    $45,683   $    409      $349,330

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 12 -- SUBSEQUENT EVENTS:

     On August 4, 1999 the Trust declared a distribution of $0.22 per Share payable on October 14, 1999 to shareholders of record on October 5, 1999.

     The Trust has entered into a contract to acquire a 96,258 square foot light industrial property in Sunnyvale, California for $15,775,000. The Trust anticipates closing on this property, which includes three buildings and two tenants leasing 100% of the space, during August 1999.

     The Trust currently has contracts pending to sell two light industrial properties currently classified as held for sale. Sales prices for the two properties are $5,750,000 and $4,500,000. Although the contacts are terminable by the buyers, the Trust expects both properties to be sold during September 1999. If sold for these prices, the Trust anticipates recognizing a gain on sale.

     The Trust recently received bids for the sale of its Denver retail property currently classified as held for sale. The Trust is currently soliciting best and final offers from four prospective buyers. It is possible that the net sales proceeds will not exceed the carrying value of this property, thereby necessitating a loss on sale. Such loss, if any, cannot be quantified at this time.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended June 30, 1999 to June 30, 1998

     The weighted average amount of net rentable square feet owned by the Trust increased to 8,314,000 square feet during the three months ended June 30, 1999 from 4,889,000 square feet for the same period in 1998, an increase of 70%. Property revenues increased 96% to $21,378,000 in 1999 from $10,904,000 in 1998, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 106% to $15,174,000 in 1999 from $7,363,000 in 1998. The increases in revenue stemmed principally from the increase in properties owned by the Trust as well as an increase in rental rates and/or an increase in overall occupancy at a number of properties. The properties acquired by the Trust since June 30, 1998 have included a number of properties with higher base rents including office properties and light industrial properties located in California.

     During the three months ending June 30, 1999, the Trust sold a parcel of undeveloped land resulting in a gain on sale of real estate totaling $38,000.

  Comparison of Six Months Ended June 30, 1999 to June 30, 1998

     The weighted average amount of net rentable square feet owned by the Trust during the six months ended June 30, 1999 increased to 8,256,000 square feet from 4,569,000 square feet for the same period in 1998, an increase of 81%. Property revenues increased 115% to $41,613,000 for the six months ended June 30, 1999 from $19,403,000 for the same period in 1998, and income from property operations increased 119% to $29,249,000 in 1999 from $13,364,000 in 1998. The increases in revenue stemmed principally from the increase in properties owned by the Trust as well as an increase in rental rates and/or an increase in overall occupancy at a number of properties. The properties acquired by the Trust since June 30, 1998 have included a number of properties with higher base rents including office properties and light industrial properties located in California.

     On a same property basis, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to $11,656,000 for the six months ended June 30, 1999 from $11,079,000 for the same period in 1998, an increase of 5.2%. This overall increase is comprised of a 4.2% increase related to 27 industrial properties, an 11.0% increase related to seven office properties and a 5.3% decrease related to the Trust's two retail properties. For the six months ended June 30, 1999, same store property revenues increased 2.8% and property operating expenses decreased 1.7% when compared to the same six month period in 1998.

     During the six months ended June 30, 1999, the Trust leased 599,000 of net rentable square footage, including 430,000 square feet by existing tenants, a 64.7% retention rate. During the same six month period in 1998, the Trust leased 181,000 of net rentable square feet, including 177,000 square feet with existing tenants, a 48.5% retention rate.

     As of June 30, 1999 the average base rent of the Trust's portfolio increased to $8.85 per square foot from $7.77 per square foot at June 30, 1998, a 13.9% increase. The average base rent of new leases signed during the six months ended June 30, 1999, compared to the average base rent of the expiring leases was $5.69 compared to $4.81 for light industrial properties, an increase of 18.3%, and $17.45 compared to $14.79 for office properties, an 18.0% increase.

 Analysis of Cash Flows -- Comparison of Six Months Ended June 30, 1999 to June 30, 1998

     Cash flow provided by operating activities in the six months ended June 30, 1999 was $14,058,000. This results from the Trust's net income of $7,413,000 increased by non-cash charges totaling $7,174,000 related to minority interests, depreciation and amortization, a reduction in other assets of $3,833,000 and an increase in restricted cash of $301,000. In addition, accrued interest increased $61,000, accounts payable, accrued expenses and other liabilities decreased $4,084,000 and the Trust recognized a gain on the sale of real estate totaling $38,000.

     Cash flow used in investing activities in the six months ended June 30, 1999 was $132,235,000, representing amounts expended on the acquisition of real estate and related working capital totaling $127,168,000 and capitalized expenditures of $5,416,000 offset by proceeds from the sale of real estate totaling $349,000.

     Cash flow provided by financing activities in the six months ended June 30, 1999 was $118,954,000. This amount reflects proceeds from the mortgage financing on the properties acquired in 1999 and refinancing existing properties of $226,804,000, net proceeds from the private placement of Shares of $50,535,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $147,947,000, payments of loan costs of $2,737,000, and distributions to shareholders and limited partnership unit holders totaling $7,701,000.

     Cash flow provided by operating activities in the six months ended June 30, 1998 was $1,357,000. This results from the Trust's net income of $2,199,000 increased by non-cash charges totaling $4,270,000 related to minority interests, depreciation and amortization, and an increase in other assets and restricted cash of $881,000 and $1,805,000, respectively. In addition, accrued interest increased $829,000, while accounts payable, accrued expenses and other liabilities decreased $3,255,000.

     Cash flow used in investing activities in the six months ended June 30, 1998 was $83,470,000, representing amounts expended on the acquisition of real estate and related working capital totaling $80,565,000, and capitalized expenditures of $2,905,000.

     Cash flow provided by financing activities in the six months ended June 30, 1998 was $80,537,000. This amount reflects proceeds from the mortgage financing on the properties acquired in 1998 and refinancing existing properties of $115,125,000, net proceeds from the private placement of Shares of $17,568,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $47,032,000, payments of loan costs of $1,691,000, repurchase of Shares totaling $1,262,000 and distributions to shareholders and limited partnership unit holders totaling $2,171,000.

  Funds from Operations

     The Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") defines Funds from Operations ("FFO") as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items or provision for possible losses on real estate in its calculation of FFO.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------   --------------------
                                              1999       1998       1999        1998
                                             -------   --------   ---------   --------
                                               (IN THOUSANDS)        (IN THOUSANDS)
Net cash provided by operating
  activities...............................  $ 3,980   $  2,302   $  14,058   $  1,357
Net cash used in investing activities......   (2,121)   (67,456)   (132,235)   (83,470)
Net cash provided by (used in) financing
  activities...............................   (4,185)    56,417     118,954     80,537

     The following table shows the Trust's calculation of FFO:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                              ---------------------     ----------------------
                                                1999         1998         1999          1998
                                              --------     --------     ---------     --------
                                              (IN THOUSANDS, EXCEPT     (IN THOUSANDS, EXCEPT
                                                NUMBER OF SHARES)         NUMBER OF SHARES)
Net Income................................     $4,164       $1,101       $ 7,413       $2,199
  Exclude effects of:
     Real estate depreciation and
       amortization, net of minority
       interest share.....................      3,040        1,874         6,424        3,430
     Minority interest in operating
       partnerships.......................         48           47            86           90
     Gain on sale of real state...........        (38)          --           (38)          --
                                               ------       ------       -------       ------
Funds from Operations.....................     $7,214       $3,022       $13,885       $5,719
                                               ======       ======       =======       ======
Weighted average Shares and operating
  partnership units outstanding...........    20,747,031   11,317,870   20,461,829    11,086,453

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

     The Trust's plan to resolve Year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Trust has assessed all existing internally used hardware and systems (both information technology and non-information technology) that could be significantly affected by the Year 2000 issue. Based on these assessments, management believes that existing hardware and systems used by the Trust are Year 2000 compliant. Additionally, as of December 31, 1998, the Trust successfully upgraded the existing network and property operations/accounting systems. These upgrades were instituted to meet current and future needs of the Trust, not as a result of our initial Year 2000 assessment. The Trust has taken precautions, including testing these systems prior to implementation, to insure that all upgrades and modifications are Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of June 30, 1999, the Trust had $6.9 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Agreement, DDR was obligated to purchase $115 million of Common Shares and up to $200 million in additional equity, subject to certain conditions, to fund property acquisitions approved by the Trust's Board. As of June 30, 1999, DDR purchased
9.3 million Shares for $143 million. Proceeds related to this agreement were used to fund property acquisitions in 1998 as well as the purchase of a $127 million portfolio in January 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. The Trust completed approximately $48.6 million in permanent fixed rate financings during the first quarter of 1999. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One Texas, N.A. The agreement contemplates a $150,000,000 credit line of which Bank One and Wells Fargo Bank have each committed $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of June 30, 1999, the Trust has $3.0 million outstanding under this credit line, which bears interest at LIBOR plus 2.00%, currently 6.964%.

     The Trust also has approximately $68.8 million outstanding under a $75 million secured acquisition line bearing interest at a variable rate based on the 30 day LIBOR rate plus 1.55%, currently 6.493%. The Trust anticipates transitioning certain assets currently financed under this secured acquisition line to the Bank One secured line of credit in the future. On June 18, 1999, the Trust repaid a $75.2 million short term bridge loan with proceeds from a permanent fixed rate financing.

     At June 30, 1999, the Trust had $345.2 million in mortgage debt outstanding, of which approximately $273.4 million was represented by fixed rate debt, including $1.7 million in unamortized debt premium, and $71.8 million was represented by variable rate debt.

     At June 30, 1999, the Trust's total market capitalization (based upon a June 30, 1999 closing Share price of $14.125 per Share) was approximately $631.9 million. Based upon this amount, the Trust's debt to total market capitalization at June 30, 1999 was 53.6%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future to deleverage the Trust.

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

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $2,470,000 in the quarter ended June 30, 1999, compared to $1,783,000 in the quarter ended June 30, 1998. For the six months ended June 30, 1999 these costs were $5,416,000 compared to $2,905,000 over the same six month period in 1998. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per Share was paid on July 14, 1999 and a $0.20 per Share distribution was paid on April 15, 1999 and on January 20, 1999. On August 4, 1999, the Trust declared a distribution of $0.22 per Share, payable on October 14, 1999 to shareholders of record on October 5, 1999. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

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

RECENT DEVELOPMENTS

     On August 4, 1999 the Trust declared a distribution of $0.22 per Share payable on October 14, 1999 to shareholders of record on October 5, 1999.

     The Trust has entered into a contract to acquire a 96,258 square foot light industrial property in Sunnyvale, California for $15,775,000. The Trust anticipates closing on this property, which includes three buildings and two tenants leasing 100% of the space, during August 1999.

     The Trust currently has contracts pending to sell two light industrial properties currently classified as held for sale. Sales prices for the two properties are $5,750,000 and $4,500,000. Although the contacts are terminable by the buyers, the Trust expects both properties to be sold during September 1999. If sold for these prices, the Trust anticipates recognizing a gain on sale.

     The Trust recently received bids for the sale of its Denver retail property currently classified as held for sale. The Trust is currently soliciting best and final offers from four prospective buyers. It is possible that the net sales proceeds will not exceed the carrying value of this property, thereby necessitating a loss on sale. Such loss, if any, cannot be quantified at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Trust's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

     The Trust's primary market risk exposure is to changes in interest rates. The Trust is exposed to market risk related to its secured acquisition line and credit line as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The interest on the acquisition line and credit line are subject to fluctuations in the market.

     The Trust also uses long-term and medium-term debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Trust typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

     If the interest rate for variable rate debt was 100 basis points higher or lower during 1999, the Trust's interest expense would have been increased or decreased by approximately $326,000 for the three months ended June 30, 1999 and $718,000 for the six months ended June 30, 1999. There is no fixed rate debt maturing in 1999.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships ("Madison"). The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. On July 16, 1999 the Court found in favor of the Trust, denying Plaintiff's motion for class certification in relation to the Madison lawsuit filed on behalf of all the limited partners in USAA III.

     The Trust intends to vigorously defend against these claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

     The Trust was a defendant in a lawsuit over claims of breach of contract and civil conspiracy allegedly injuring a commercial tenant in a building sold by the Trust to DART under threat of eminent domain. DART has agreed to indemnify, defend and hold harmless the Trust from any and all losses and liabilities arising from obligations under this lease. On May 19, 1999 the Court granted Summary Judgment in favor of the Trust on all of Plaintiff's claims and causes of action against the Trust. The Trust presently maintains a counterclaim for its attorney fees.

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share.

     In January 1999, DDR completed the second stage of the Agreement, resulting in the purchase of 5,226,583 Shares for $15.50 per Share (for total consideration of approximately $81.0 million), to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional Shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase Shares, the price of the Shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR and Trust Shares, the market capitalization of DDR and whether Common or Preferred Shares are issued to DDR. As of June 30, 1999, DDR had purchased 1,867,616 Shares (for total consideration of approximately $27.9 million). In total, DDR has purchased 9,301,817 Shares, representing 45.3% of the outstanding Shares of the Trust.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1*          -- Financial Data Schedule

---------------

* Filed herewith

  (b) Reports on Form 8-K

             The following information summarizes the events reported on Form 8-K during the quarter ended June 30, 1999:

          (1) Current Report on Form 8-K filed with the Commission on June 4, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN INDUSTRIAL PROPERTIES REIT
                                                       (Registrant)

                                                  /s/ MARC A. SIMPSON
                                          --------------------------------------
                                                     Marc A. Simpson
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (principal financial officer)

Date: August 16, 1999

                                                 /s/ GARY A. WILLIAMS
                                          --------------------------------------
                                                     Gary A. Williams
                                           Vice President and Chief Accounting
                                                         Officer
                                              (principal accounting officer)

Date: August 16, 1999

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1*          -- Financial Data Schedule

---------------

* Filed herewith