Form 10-Q
period 1999-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 1999-11-12
CIK 778437

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-9016
                               ------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT
             (Exact name of registrant as specified in its charter)


                    TEXAS                                        75-6335572
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

     6210 NORTH BELTLINE ROAD, SUITE 170                         75063-2656
                IRVING, TEXAS                                    (Zip Code)
  (Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of common shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,903,212 Common Shares of Beneficial Interest were outstanding as of November 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements
     Consolidated Statements of Operations for the three
      months and nine months ended September 30, 1999 and
      1998 (unaudited)......................................     3
     Consolidated Balance Sheets as of September 30, 1999
      (unaudited) and December 31, 1998.....................     4
     Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1999 and 1998
      (unaudited)...........................................     5
     Notes to Consolidated Financial Statements
      (unaudited)...........................................     7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    18

  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    23

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings.................................    24

  Item 2. Changes in the Rights of the Company's Security
     Holders................................................    24

  Item 6. Exhibits and Reports on Form 8-K..................    24

SIGNATURES..................................................    25

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Property Revenues
  Rents...................................  $    18,143   $    10,448   $    52,796   $    26,211
  Tenant reimbursements...................        3,998         1,971        10,958         5,611
                                            -----------   -----------   -----------   -----------
          Total Property Revenues.........       22,141        12,419        63,754        31,822
                                            -----------   -----------   -----------   -----------
Property Expenses
  Property taxes..........................        2,352         1,092         6,631         3,092
  Property management fees................          373           372         1,284           970
  Utilities...............................        1,344           897         3,053         1,754
  General operating.......................          963           724         2,794         1,997
  Repairs and maintenance.................          707           604         2,072         1,197
  Other property operating expenses.......        1,164           400         3,433         1,118
                                            -----------   -----------   -----------   -----------
          Total Property Expenses.........        6,903         4,089        19,267        10,128
                                            -----------   -----------   -----------   -----------
Income from Property Operations...........       15,238         8,330        44,487        21,694
Trust administration and overhead.........         (921)         (847)       (3,398)       (2,596)
Depreciation..............................       (3,172)       (2,152)       (9,517)       (5,506)
Amortization..............................         (198)         (116)         (476)         (315)
Interest income...........................          188           102           419           500
Interest on notes payable.................           --           (99)         (111)         (307)
Interest on mortgages payable.............       (6,884)       (3,871)      (19,607)       (9,805)
                                            -----------   -----------   -----------   -----------
Income from operations....................        4,251         1,347        11,797         3,665
Minority interests in consolidated
  subsidiaries............................          (88)          (58)         (260)         (177)
Loss on sale of real estate...............         (114)           --           (75)           --
                                            -----------   -----------   -----------   -----------
Income before extraordinary items.........        4,049         1,289        11,462         3,488
Extraordinary loss on extinguishment of
  debt....................................         (585)          (23)         (585)          (23)
                                            -----------   -----------   -----------   -----------
NET INCOME................................  $     3,464   $     1,266   $    10,877   $     3,465
                                            ===========   ===========   ===========   ===========
PER SHARE DATA (BASIC AND DILUTED)
Income before extraordinary items.........  $      0.20   $      0.10   $      0.56   $      0.30
Extraordinary loss on extinguishment of
  debt....................................        (0.03)        (0.00)        (0.03)        (0.00)
                                            -----------   -----------   -----------   -----------
Net Income................................  $      0.17   $      0.10   $      0.53   $      0.30
                                            ===========   ===========   ===========   ===========
Dividends paid............................  $      0.22   $      0.20   $      0.64   $      0.58
                                            ===========   ===========   ===========   ===========
Weighted average Shares
  outstanding-Basic.......................   20,686,717    12,470,471    20,378,579    11,389,513
                                            ===========   ===========   ===========   ===========
Weighted average Shares
  outstanding-Diluted.....................   20,686,717    12,497,471    20,378,579    11,407,513
                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Real estate:
  Held for investment.......................................    $606,692        $476,641
  Held for sale.............................................      38,212          28,491
                                                                --------        --------
  Total real estate.........................................     644,904         505,132
  Accumulated depreciation..................................     (42,862)        (33,449)
                                                                --------        --------
  Net real estate...........................................     602,042         471,683
Cash and cash equivalents:
  Unrestricted..............................................       4,931           6,145
  Restricted................................................       6,578           5,422
                                                                --------        --------
  Total cash and cash equivalents...........................      11,509          11,567
Other assets, net...........................................      20,093          17,080
                                                                --------        --------
          Total Assets......................................    $633,644        $500,330
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................    $346,107        $252,481
  Unsecured notes payable to related parties................          --          14,058
  Accrued interest..........................................       2,052           1,477
  Accounts payable, accrued expenses and other
     liabilities............................................      16,764          17,651
  Tenant security deposits..................................       2,903           2,138
                                                                --------        --------
          Total Liabilities.................................     367,826         287,805
                                                                --------        --------
Minority interests..........................................       6,935           6,946
Shareholders' Equity:
  Shares of Beneficial Interest, $0.10 par value; authorized
     500,000,000 shares; issued and outstanding 21,068,967
     common shares at September 30, 1999 and 17,201,591
     common shares at December 31,1998......................       2,107           1,721
  Additional paid-in-capital................................     385,134         330,031
  Less 165,755 common shares in treasury, at cost...........      (2,226)         (2,226)
  Accumulated distributions.................................     (81,817)        (68,756)
  Accumulated deficit.......................................     (44,315)        (55,191)
                                                                --------        --------
          Total Shareholders' Equity........................     258,883         205,579
                                                                --------        --------
          Total Liabilities and Shareholders' Equity........    $633,644        $500,330
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $  10,877   $   3,465
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary loss.....................................         90          23
     Loss on sale of real estate............................         75          --
     Minority interest in consolidated subsidiaries.........        260         177
     Depreciation...........................................      9,517       5,506
     Amortization of deferred financing costs...............      1,038         328
     Other amortization.....................................        106         315
  Changes in operating assets and liabilities:
     Other assets and restricted cash.......................      1,185      (3,421)
     Accounts payable, other liabilities and tenant security
      deposits..............................................     (3,075)     (2,124)
     Accrued interest.......................................        575         877
                                                              ---------   ---------
          Net Cash Provided By Operating Activities.........     20,648       5,146
                                                              ---------   ---------
Cash Flows from Investing Activities:
  Capitalized expenditures..................................     (9,620)     (3,598)
  Acquisition of real estate and related working capital....   (142,857)   (100,025)
  Net proceeds from sales of real estate....................     10,070          --
                                                              ---------   ---------
          Net Cash Used In Investing Activities.............   (142,407)   (103,623)
                                                              ---------   ---------
Cash Flows from Financing Activities:
  Principal repayments on mortgage notes payable............   (184,361)    (48,645)
  Proceeds from mortgage financing..........................    264,304     134,325
  Payment of deferred loan costs............................     (2,796)     (1,755)
  Proceeds from sale of common shares.......................     55,488      16,595
  Purchase of treasury shares...............................         --      (1,600)
  Distributions to Shareholders.............................    (11,819)     (4,230)
  Distributions to limited partnership unit holders.........       (271)       (257)
                                                              ---------   ---------
Net Cash Provided By Financing Activities...................    120,545      94,433
                                                              ---------   ---------
Net Decrease in Cash and Cash Equivalents...................     (1,214)     (4,044)
Cash and Cash Equivalents at Beginning of Period............      6,145      11,683
                                                              ---------   ---------
Cash and Cash Equivalents at End of Period..................  $   4,931   $   7,639
                                                              ---------   ---------
Cash Paid for Interest......................................  $  18,512   $   8,907
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of 11 properties and an undeveloped tract of land in the first nine months of 1999, American Industrial Properties REIT (the "Trust") assumed approximately $1.9 million of accounts payable and tenant security deposits.

     As a result of the acquisition of 18 properties in the first nine months of 1998, the Trust issued $34.2 million in common shares, $0.9 million in limited partnership units, received approximately $0.6 million in other assets and restricted shares and assumed approximately $1.1 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. During the first nine months of 1999, the Trust reclassified three properties and three tracts of land with a cost basis of $19.1 million to real estate held for sale. As of September 30, 1999, two of the industrial properties and one tract of land have been sold.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

     General. The Trust is a self-administered Texas REIT which, as of September 30, 1999, directly or indirectly owns and operates 75 commercial real estate properties consisting of 58 industrial properties, 15 office buildings and 2 retail properties. The Trust currently has one industrial property, which is owned through a joint venture, under development.

     Principles of Consolidation. The consolidated financial statements of the Trust include the accounts of the Trust and its wholly-owned subsidiaries and controlled subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

     Real Estate. The Trust carries its real estate held for investment at depreciated cost unless the asset is determined to be impaired. Real estate classified as held for sale is carried on an individual basis at lower of depreciated cost or fair value less costs to sell. The Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If an asset held for investment is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. In addition, the Trust records impairment losses on assets held for sale when the estimated sales proceeds, after estimated selling costs, are less than the carrying value of the related asset.

     Property improvements which extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years. Depreciation of tenant improvements is computed using the straight-line method over the lease term, but not to exceed ten years.

     Interest is capitalized during the period in which real estate assets are undergoing construction or major renovation. During the three and nine months ended September 30, 1999 and 1998, the Trust has not capitalized interest.

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $2,561,000 and $1,398,000 at September 30, 1999 and December 31, 1998, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $129,000 and $147,000 for the nine months ended September 30, 1999 and 1998, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

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

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At September 30, 1999 and December 31, 1998, real estate was comprised of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                   -------------   ------------
Held for investment:
  Land...........................................  $151,977,000    $102,891,000
  Buildings and improvements.....................   454,715,000     373,750,000
                                                   ------------    ------------
                                                    606,692,000     476,641,000
                                                   ------------    ------------
Held for sale:
  Land...........................................     9,939,000       6,000,000
  Buildings and improvements.....................    28,273,000      22,491,000
                                                   ------------    ------------
                                                     38,212,000      28,491,000
                                                   ------------    ------------
          Total..................................  $644,904,000    $505,132,000
                                                   ============    ============

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     In the first quarter of 1999, the Trust purchased a portfolio of nine properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings secured under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in common shares issued to Developers Diversified Realty Corporation ("DDR"). In the third quarter of 1999, the Trust acquired a portfolio of two properties for $15.8 million. The purchase price was primarily funded under the secured line of credit with Bank One and $5.5 million in common shares issued to DDR.

     During the first quarter of 1999, the Trust reclassified two industrial properties and one tract of land from held for investment to held for sale. The tract of land was sold in the second quarter of 1999 for $350,000 resulting in a $38,000 gain. In the second quarter of 1999, the Trust also reclassified one additional industrial property and two tracts of land from held for investment to held for sale. The Trust sold two industrial properties in the third quarter of 1999 resulting in a net loss of approximately $114,000. The remaining industrial property and two tracts of vacant land are not located in target markets currently identified by the Trust. The Trust currently has a contract pending to sell the remaining industrial property and anticipates consummating the sale in the first quarter of 2000. The Trust's intent is to sell the two tracts of vacant land in 1999. These properties are included in the "Industrial" operating segment and reported net operating income of $0.2 million and $0.5 million for the three months and nine months ended September 30, 1999 and $0.2 million and $0.5 million for the three months and nine months ended September 30, 1998.

     During 1998, the Trust acquired 29 real estate properties for approximately $237 million. To fund these acquisitions, the Trust paid approximately $37.8 million in cash, obtained $28.3 million and $42.7 million of financing under its acquisition line of credit and secured bridge loan, respectively, assumed approximately $32.7 million in mortgage debt with a fair value of $34.9 million, obtained $47.2 million of financing through unsecured borrowings with DDR, issued $0.9 million of limited partnership units and issued $47.7 million in common shares to DDR. The difference between the assumed amount and the fair value of the mortgage debt assumed was recorded as debt premium.

     In 1998, the Trust reclassified its retail property in Denver, Colorado from held for investment to held for sale. The Trust's current intent is to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. This property is included in the "Retail" operating segment and reported net operating income of $0.3 million and $1.2 million for the three months and nine months ended September 30, 1999 and $0.5 million and $1.4 million for the three months and nine months ended September 30, 1998.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At September 30, 1999, all of the Trust's 75 properties were subject to liens securing mortgage notes payable with principal balances totaling $346,107,000, including $1,589,000 of debt premiums (see Note 2). Of this amount, approximately $264,899,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.40%, and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $79,619,000. The variable rate debt consists of $50,119,000 under the Trust's PSCC secured acquisition credit line as well as $29,500,000 under its Bank One secured line of credit. The acquisition credit line bears interest at the 30 day LIBOR rate plus 1.55% and matures in April 2000. The Bank One line of credit, which provides for a variable rate spread based upon the company's overall debt leverage, currently bears interest at the 30 day LIBOR rate plus 2.00% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at September 30, 1999 are 6.925% and 7.38125%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of September 30, 1999 and December 31, 1998, the unamortized debt premiums were $1,589,000 and $1,958,000, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of September 30, 1999.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Denver retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on an adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted an amended corrective Action Plan to the Colorado Department of Public Health and Environment and awaits permission to upgrade its remediation system to address the contamination.

     The Trust has been notified of the existence of limited cleaning solvents ("mineral spirits") contamination at Tech Center 29 Phase I. The contamination is the apparent result of a service center operated on the property until 1996. The tenant's primary operations consisted of the distribution of parts, cleaning equipment and cleaning solvents to industrial customers. Two USTs used in the operation were removed in 1996. The former tenant has been working with the Maryland Department of the Environment since the onset and has issued a standby letter of credit as financial assurance for remediation of the site. The Maryland Department of the Environment is beneficiary under the standby letter of credit.

     With the exception of Tamarac Square and Tech 29 Phase I, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

  Litigation

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. On July 16, 1999, the Court found in favor of the Trust, denying Plaintiff's motion for class certification in relation to the April 13, 1998 lawsuit filed on behalf of the limited partners in one of the real estate limited partnerships. The plaintiffs are currently seeking reconsideration of the July 16, 1999 order.

     The Trust intends to vigorously defend against these claims. The lawsuits described above are on-going, therefore, management cannot predict the outcome of such litigation, however, management believes the

                      AMERICAN INDUSTRIAL PROPERTIES REIT
liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 58,333 limited partnership units outstanding, respectively, as of September 30, 1999 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a common share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one common share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of common shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 shares, of which 450,000,000 are designated as Common Shares of Beneficial Interest and 50,000,000 Preferred Shares of Beneficial Interest. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of September 30, 1999, 21,068,967 common shares are issued and outstanding.

     The preferred shares may be issued in one or more series. The number of preferred shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of September 30, 1999, no preferred shares were issued and outstanding.

     On March 9, 1998, the Board of Trust Managers authorized a share repurchase program allowing the Trust to purchase up to 1,000,000 common shares from time to time in open market transactions, as price and market conditions allow, over the following six months. This program resulted in the Trust purchasing 123,783 common shares in the open market, for an aggregate cost of $1,598,000. These common shares are held in Treasury. As a result of the one-for-five reverse share split and the odd lot redemption program, effective on October 15, 1997, the Trust repurchased 41,972 common shares, which are held in treasury. As of September 30, 1999, the Trust holds 165,755 common shares in treasury.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement (the "Agreement"), the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust had issued an additional 3,683,584 common shares related to the second stage of the Agreement at a price of $15.50 per share to fund property acquisitions. The common shares issued in the first and second stages are of the same

                      AMERICAN INDUSTRIAL PROPERTIES REIT
class as the Trust's existing common shares and are entitled to the same voting and distribution rights as all common shares, subject to certain restrictions on the resale of the common shares. The remainder of the second stage, 1,543,005 common shares at $15.50 per share, and the entire third stage, $200 million of equity investment, had not occurred as of December 31, 1998.

     During the nine months ended September 30, 1999, the Trust issued 3,765,454 common shares to DDR in connection with the purchase of 11 properties (see Note
2), 92,938 common shares were issued in connection with the Dividend Reinvestment Plan and 9,115 common shares were issued to Trust Managers that elected to receive base fee compensation in common shares. In total the Trust issued 3,867,507 common shares in the nine months ended September 30, 1999.

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

     Share Option Awards. In connection with the Agreement with DDR, on July 29, 1998, the Trust granted share options to purchase 100,000 common shares to the Chairman of the Board of Trust Managers, who, in accordance with DDR's request, transferred the options to his employer, DDR. The exercise price of the options was $12.625 (the market price of the Trust's common shares on the date of the grant) and the fair value of the options was $221,000. The options vested on November 20, 1998.

     On an annual basis, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 common shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a share on the date of grant. During 1998, 10,000 common shares were granted.

     During 1998, pursuant to the plan, the Trust Managers granted share options to purchase 460,000 common shares to 12 members of management. The exercise price of the options granted is $13.625. In addition, the Board approved the award of 27,000 restricted shares to the Trust's senior officers. The restricted shares vest annually beginning on the first anniversary date of the date of grant.

     In 1999, 10,000 share options were granted to a new member of management and 10,000 share options, originally issued in 1998, were canceled. All options vest annually over a five year period, beginning on the date of grant.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     At September 30, 1999, 716,000 options are outstanding of which 678,000 are fully vested. The remaining 38,000 options vest annually through February 2003. The term of these options range from June 2007 through February 2009. As of September 30, 1999, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 common shares at $17.50 per share. The warrants expire on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS:

     The $0.22 per share distribution declared on August 4, 1999 was paid on October 14, 1999. Additionally, a $0.22 per share distribution was paid on July 14, 1999 and a $0.20 per share distribution was paid on April 15, 1999 and on January 20, 1999. On November 4, 1999, the Trust declared a distribution of $0.22 per share, payable on January 14, 2000 to shareholders of record on January 6, 2000. (See Note 12). Distributions totaling $0.58 per share were paid in 1998.

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES:

     During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed interest rate of 10.25%, provide for quarterly payments of interest and are due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The Trust did not enter into any such borrowings in the nine months ended September 30, 1999.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum"), an affiliate of USAA Real Estate Company ("Realco"), and DDR, major shareholders of the Trust. Quorum and DDR are paid competitive rates for services, including, but not limited to construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $531,000, leasing commissions of $173,000, brokerage fees of $92,000, and construction management fees of $36,000, for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, management fees and leasing commissions paid by the Trust to Quorum were $390,000 and $27,000, respectively. The Trust paid DDR management fees of $13,000 for the nine months ended September 30, 1999. No such fees were paid to DDR for the nine months ended September 30, 1998.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the three and nine months ended and September 30, 1999, this Trust Manager paid approximately $5,800 and $17,600 in lease payments to the Trust, respectively and approximately $3,900 for the three and nine months ended September 30, 1998.

     At September 30, 1999, DDR and Realco owned approximately 46.2% and 8.0% of the common shares outstanding, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 10 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                    ---------------------------   -------------------------
                                        1999           1998          1999          1998
                                    ------------   ------------   -----------   -----------
Basic and diluted earnings per
share:
Numerator:
  Net income before extraordinary
     items........................  $ 4,049,000    $ 1,289,000    $11,462,000   $ 3,488,000
  Extraordinary items.............     (585,000)       (23,000)      (585,000)      (23,000)
                                    -----------    -----------    -----------   -----------
  Net income......................    3,464,000      1,266,000     10,877,000     3,465,000
                                    ===========    ===========    ===========   ===========
Denominator:
  Weighted average shares.........   20,686,717     12,470,471     20,378,579    11,389,513
  Plus restricted shares..........           --         27,000             --        18,000
                                    -----------    -----------    -----------   -----------
  Adjusted weighted average
     shares.......................   20,686,717     12,497,471     20,378,579    11,407,513
                                    ===========    ===========    ===========   ===========
Basic and diluted earnings per
  share:
  Net income before extraordinary
     items........................  $      0.20    $      0.10    $      0.56   $      0.30
  Extraordinary items.............        (0.03)         (0.00)         (0.03)        (0.00)
                                    -----------    -----------    -----------   -----------
  Net income......................  $      0.17    $      0.10    $      0.53   $      0.30
                                    ===========    ===========    ===========   ===========

     Options to purchase 716,000 common shares at prices ranging from $11.125 to $15.00 per share were outstanding at September 30, 1999. In 1999, 10,000 share options were granted to a new member of management and 10,000 share options, originally issued in 1998, were canceled. These options were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     At September 30, 1999, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per common share and expire in October 2000. Because the warrants exercise price was greater than the average market price of the common shares the effect would be antidilutive.

NOTE 11 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the three months ended September 30, 1999, light industrial represents 61% of property revenue. Office and retail represent 34% and 5%, respectively for the same period. For the three months ended September 30, 1998 light industrial, office and retail represented property revenue of 54%, 37%, and 9%, respectively.

     For the nine months ended September 30, 1999, light industrial represents 61% of property revenue. Office and retail represent 34% and 5%, respectively for the same period. For the nine months ended September 30, 1998 light industrial, office and retail represented property revenue of 52%, 38%, and 10%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of September 30, 1999, approximately 73% of the Trust's portfolio is represented by light industrial properties, 24% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of September 30, 1998, approximately 70% of the

                      AMERICAN INDUSTRIAL PROPERTIES REIT

Trust's portfolio was represented by light industrial properties, 25% by office properties and 5% by retail properties.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the Trust's operations by reporting segment, for each of the three months ended September 30, 1999 and 1998 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 13,505    $  7,582    $ 1,054   $     --      $ 22,141
Property expenses............................      3,729       2,617        557         --         6,903
                                                --------    --------    -------   --------      --------
Income from property operations..............      9,776       4,965        497         --        15,238
Administrative expenses......................         --          --         --       (921)         (921)
Depreciation and amortization................         --          --         --     (3,370)       (3,370)
Other income.................................         --          --         --        188           188
Interest expense.............................         --          --         --     (6,884)       (6,884)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................      9,776       4,965        497    (10,987)        4,251
Minority interests in consolidated
  subsidiaries...............................         --          --         --        (88)          (88)
Loss on sale of real estate..................       (114)         --         --         --          (114)
Extraordinary loss on debt...................       (585)         --         --         --          (585)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $  9,077    $  4,965    $   497   $(11,075)     $  3,464
                                                ========    ========    =======   ========      ========
        Total real estate....................   $400,595    $205,915    $36,429   $  1,965      $644,904
                                                ========    ========    =======   ========      ========

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $  6,646    $  4,650    $ 1,123    $    --      $ 12,419
Property expenses............................      1,809       1,864        416         --         4,089
                                                --------    --------    -------    -------      --------
Income from property operations..............      4,837       2,786        707         --         8,330
Administrative expenses......................         --          --         --       (847)         (847)
Depreciation and amortization................         --          --         --     (2,268)       (2,268)
Other income.................................         --          --         --        102           102
Interest expense.............................         --          --         --     (3,970)       (3,970)
                                                --------    --------    -------    -------      --------
Income (loss) from operations................      4,837       2,786        707     (6,983)        1,347
Minority interests in consolidated
  subsidiaries...............................         --          --         --        (58)          (58)
Loss on sale of real estate..................         --          --         --         --            --
Extraordinary loss on debt...................        (23)         --         --         --           (23)
                                                --------    --------    -------    -------      --------
Net income (loss)............................   $  4,814    $  2,786    $   707    $(7,041)     $  1,266
                                                ========    ========    =======    =======      ========
        Total real estate....................   $233,953    $123,708    $45,699    $   489      $403,849
                                                ========    ========    =======    =======      ========

     The following table sets forth the Trust's operations by reporting segment, for each of the nine months ended September 30, 1999 and 1998 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 38,975    $ 21,612    $ 3,167   $     --      $ 63,754
Property expenses............................     10,948       6,877      1,442         --        19,267
                                                --------    --------    -------   --------      --------
Income from property operations..............     28,027      14,735      1,725         --        44,487
Administrative expenses......................         --          --         --     (3,398)       (3,398)
Depreciation and amortization................         --          --         --     (9,993)       (9,993)
Other income.................................         --          --         --        419           419
Interest expense.............................         --          --         --    (19,718)      (19,718)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     28,027      14,735      1,725    (32,690)       11,797
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (260)         (260)
Loss on sale of real estate..................        (75)         --         --         --           (75)
Extraordinary loss on debt...................       (585)         --         --         --          (585)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 27,367    $ 14,735    $ 1,725   $(32,950)     $ 10,877
                                                ========    ========    =======   ========      ========
Total real estate............................   $400,595    $205,915    $36,429   $  1,965      $644,904
                                                ========    ========    =======   ========      ========

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 16,533    $ 12,066    $ 3,223   $     --      $ 31,822
Property expenses............................      4,590       4,326      1,212         --        10,128
                                                --------    --------    -------   --------      --------
Income from property operations..............     11,943       7,740      2,011         --        21,694
Administrative expenses......................         --          --         --     (2,596)       (2,596)
Depreciation and amortization................         --          --         --     (5,821)       (5,821)
Other income.................................         --          --         --        500           500
Interest expense.............................         --          --         --    (10,112)      (10,112)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     11,943       7,740      2,011    (18,029)        3,665
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (177)         (177)
Loss on sale of real estate..................         --          --         --         --            --
Extraordinary loss on debt...................        (23)         --         --         --           (23)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 11,920    $  7,740    $ 2,011   $(18,206)     $  3,465
                                                ========    ========    =======   ========      ========
Total real estate............................   $233,953    $123,708    $45,699   $    489      $403,849
                                                ========    ========    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 12 -- SUBSEQUENT EVENTS:

     On November 4, 1999 the Trust declared a distribution of $0.22 per share payable on January 14, 2000 to shareholders of record on January 6, 2000.

     The Trust currently has contracts pending to sell one light industrial property currently classified as held for sale and one office property classified as held for investment. Sales prices for each of the two properties is $7,700,000. Although the contacts are terminable by the buyers, the Trust expects the office property to be sold during December 1999 and the light industrial property to be sold in the first quarter of 2000. If sold for these prices, the Trust anticipates recognizing a gain on sale.

     The Trust has entered into letters of intent to purchase two light industrial properties located in California for $49 million. The Trust has also entered into a letter of intent to purchase a light industrial property in Austin, Texas for $22 million. Consummation of each transaction is subject to customary due diligence, negotiation of mutually acceptable definitive agreements and other contingencies and legal matters. Accordingly, there is no assurance the properties will ultimately be acquired by the Trust.

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended September 30, 1999 to September 30, 1998

     The weighted average amount of net rentable square feet owned by the Trust increased to 8,340,000 square feet during the three months ended September 30, 1999 from 5,721,000 square feet for the same period in 1998, an increase of 46%. Property revenues increased 78% to $22,141,000 in 1999 from $12,419,000 in 1998, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 83% to $15,238,000 in 1999 from $8,330,000 in 1998. The increases in revenue stemmed principally from the increase in properties owned by the Trust as well as an increase in rental rates and/or an increase in overall occupancy at a number of properties. The properties acquired by the Trust since September 30, 1998 have included a number of properties with higher base rents including office properties and light industrial properties located in California.

     During the three months ending September 30, 1999, the Trust sold two light industrial properties resulting in losses of $114,000.

     On a same property basis, excluding the two retail properties, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to $6,969,000 for the three months ended September 30, 1999 from $6,497,000 for the same period in 1998, an increase of 7.3%. This overall increase is comprised of a 6.0% increase related to 32 industrial properties and a 9.0% increase related to nine office properties. For the three months ended September 30, 1999, same store property revenues increased 7.4% and property operating expenses increased 7.5% when compared to the same three month period in 1998.

  Comparison of Nine Months Ended September 30, 1999 to September 30, 1998

     The weighted average amount of net rentable square feet owned by the Trust during the nine months ended September 30, 1999 increased to 8,284,000 square feet from 4,953,000 square feet for the same period in 1998, an increase of 67%. Property revenues increased 100% to $63,754,000 for the nine months ended September 30, 1999 from $31,822,000 for the same period in 1998, and income from property operations increased 105% to $44,487,000 in 1999 from $21,694,000 in 1998. The increases in revenue stemmed principally from the increase in properties owned by the Trust as well as an increase in rental rates and/or an increase in overall occupancy at a number of properties. The properties acquired by the Trust since September 30, 1998 have included a number of properties with higher base rents including office properties and light industrial properties located in California.

     For the nine months ending September 30, 1999, the Trust has sold two light industrial properties and a parcel of undeveloped land resulting in losses of $75,000.

     On a same property basis, excluding the two retail properties, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to

$15,596,000 for the nine months ended September 30, 1999 from $15,041,000 for the same period in 1998, an increase of 3.7%. This overall increase is comprised of a 4.4% increase related to 27 industrial properties and a 2.5% increase related to six office properties. For the nine months ended September 30, 1999, same store property revenues increased 4.7% and property operating expenses increased 7.1% when compared to the same nine month period in 1998.

     During the nine months ended September 30, 1999, the Trust leased 936,000 of net rentable square footage, including 561,000 square feet by existing tenants, a 70.6% retention rate. During the same nine month period in 1998, the Trust leased 322,000 of net rentable square feet, including 372,000 square feet with existing tenants, a 45.9% retention rate.

     As of September 30, 1999 the average base rent of the Trust's portfolio increased to $9.06 per square foot from $7.61 per square foot at September 30, 1998, a 19.1% increase. The average base rent of new leases signed during the nine months ended September 30, 1999, compared to the average base rent of the expiring leases was $7.11 compared to $6.53 for light industrial properties, an increase of 8.9%, and $21.54 compared to $13.52 for office properties, a 59.4% increase.

  Analysis of Cash Flows -- Comparison of Nine Months Ended September 30, 1999 to September 30, 1998

     Cash flow provided by operating activities in the nine months ended September 30, 1999 was $20,648,000. This results from the Trust's net income of $10,877,000 increased by non-cash charges totaling $11,086,000 related to minority interests, depreciation and amortization, extraordinary loss of the extinguishment of debt, losses on the sale of real estate, and an increase in other assets and restricted cash of $330,000 and $855,000, respectively. In addition, accrued interest increased $575,000, accounts payable, accrued expenses and other liabilities decreased $3,075,000.

     Cash flow used in investing activities in the nine months ended September 30, 1999 was $142,407,000, representing amounts expended on the acquisition of real estate and related working capital totaling $142,857,000 and capitalized expenditures of $9,620,000 offset by proceeds from the sale of real estate totaling $10,070,000.

     Cash flow provided by financing activities in the nine months ended September 30, 1999 was $120,545,000. This amount reflects proceeds from the mortgage financing on the properties acquired in 1999 and refinancing existing properties of $264,304,000, net proceeds from the private placement of common shares of $55,488,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $184,361,000, payments of loan costs of $2,796,000, and distributions to shareholders and limited partnership unit holders totaling $12,090,000.

     Cash flow provided by operating activities in the nine months ended September 30, 1998 was $5,146,000. This results from the Trust's net income of $3,465,000 increased by non-cash charges totaling $6,349,000 related to minority interests, depreciation and amortization, extraordinary loss of the extinguishment of debt, and a decrease in other assets of $3,886,000 and an increase in restricted cash of $465,000. In addition, accrued interest increased $877,000, accounts payable, accrued expenses and other liabilities decreased $2,124,000.

     Cash flow used in investing activities in the nine months ended September 30, 1998 was $103,623,000, representing amounts expended on the acquisition of real estate and related working capital totaling $100,025,000, and capitalized expenditures of $3,598,000.

     Cash flow provided by financing activities in the nine months ended September 30, 1998 was $94,433,000. This amount reflects proceeds from the mortgage financing on the properties acquired in 1998 and refinancing existing properties of $134,325,000, net proceeds from the private placement of common shares of $16,595,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $48,645,000, repurchase of common shares totaling $1,600,000, payments of loan costs of $1,755,000, and distributions to shareholders and limited partnership unit holders totaling $4,487,000.

  Funds from Operations

     The Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") defines Funds from Operations ("FFO") as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items or significant non-recurring items that distort comparability should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items or provision for possible losses on real estate in its calculation of FFO.

     Effective January 1, 2000 NAREIT has revised the calculation of FFO to include all operating results, both recurring and non-recurring -- except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties. The Trust does not anticipate a significant impact on current FFO calculations as a result in this change.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           -------------------   ---------------------
                                             1999       1998       1999        1998
                                           --------   --------   ---------   ---------
                                                         (IN THOUSANDS)
Net cash provided by operating
activities...............................  $  6,590   $  3,789   $  20,648   $   5,146
Net cash used in investing activities....   (10,172)   (20,153)   (142,407)   (103,623)
Net cash provided by (used in) financing
  activities.............................     1,591     13,896     120,545      94,433

     The following table shows the Trust's calculation of FFO:

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                   -------------------------   -------------------------
                                      1999          1998          1999          1998
                                   -----------   -----------   -----------   -----------
                                          (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income.......................  $     3,464   $     1,266   $    10,877   $     3,465
  Exclude effects of:
     Real estate depreciation and
       amortization, net of
       minority interest share...        3,250         2,205         9,674         5,635
     Minority interest in
       operating partnerships....           43            47           129           137
     Loss on sale of real
       state.....................          114            --            75            --
     Extraordinary loss on
       extinguishment of debt....          585            23           585            23
                                   -----------   -----------   -----------   -----------
Funds from Operations............  $     7,456   $     3,541   $    21,340   $     9,260
                                   ===========   ===========   ===========   ===========
Weighted average Shares and
  operating partnership units
  outstanding....................   20,924,135    12,707,889    20,615,997    11,620,882

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

     Although a potential area of significant exposure to the Trust is the contracting to third parties of property management and leasing services, the Trust generally utilizes thirty-day cancelable contracts and, should a material risk arise with respect to the Year 2000 problem, anticipates terminating the contract and hiring a new vendor. In addition, the Trust has initiated the transition to internalize property management, accounting and leasing of its properties, thereby significantly reducing the use of third parties in these areas. To date the Trust has internalized 43% of the property management and 100% of the property accounting.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of September 30, 1999, the Trust had $4.9 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of common shares and up to $200 million in additional equity, subject to certain conditions, to fund property acquisitions approved by the Trust's Board. As of September 30, 1999, DDR purchased 9.7 million common shares for $148.6 million. Proceeds related to this agreement were used to fund property acquisitions in 1998 as well as the purchase of $143.1 million in properties in 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. The Trust completed approximately $48.6 million in permanent fixed rate financings during the first quarter of 1999. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One Texas, N.A. The agreement contemplates a $150,000,000 credit line of which Bank One and Wells Fargo Bank have each committed $25,000,000. The remainder of the credit line will be syndicated on a "best efforts" basis by Bank One. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of September 30, 1999, the Trust has $29.5 million outstanding under this credit line, which bears interest at LIBOR plus 2.00%, currently 7.38125%.

     The Trust also has approximately $50.1 million outstanding under a $75 million PSCC secured acquisition line bearing interest at a variable rate based on the 30 day LIBOR rate plus 1.55%, currently 6.925%. The Trust anticipates transitioning certain assets currently financed under this secured acquisition line to the Bank One secured line of credit in the future.

     Including the Bank One credit line and the PSCC secured acquisition credit line at September 30, 1999, the Trust had $346.1 million in mortgage debt outstanding, of which approximately $264.9 million was represented by fixed rate debt, including $1.6 million in unamortized debt premium with a weighted average interest rate of 7.40%, and $79.6 million was represented by variable rate debt with a weighted average interest rate of 7.12%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At September 30, 1999, the Trust's total market capitalization (based upon a September 30, 1999 closing share price of $13.3125 per share) was approximately $621.0 million. Based upon this amount, the Trust's debt to total market capitalization at September 30, 1999 was 54.7%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future to deleverage the Trust.

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

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $4,204,000 in the quarter ended September 30, 1999, compared to $693,000 in the quarter ended September 30, 1998. For the nine months ended September 30, 1999 these costs were $9,620,000 compared to $3,598,000 over the same nine month period in 1998. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per share was paid on October 14, 1999 and July 14, 1999 and a $0.20 per share distribution was paid on April 15, 1999 and January 20, 1999. On November 4, 1999, the Trust declared a distribution of $0.22 per share, payable on January 14, 2000 to shareholders of record on January 6, 2000. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

     On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Common Shares of Beneficial Interest, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. The Trust anticipates utilization of this shelf registration in the future to fund acquisitions and growth of the Company.

RECENT DEVELOPMENTS

     On November 4, 1999 the Trust declared a distribution of $0.22 per share payable on January 14, 2000 to shareholders of record on January 6, 2000.

     The Trust currently has contracts pending to sell one light industrial property currently classified as held for sale and one office property classified as held for investment. Sales prices for each of the two properties is $7,700,000. Although the contacts are terminable by the buyers, the Trust expects the office property to be sold during December 1999 and the light industrial property to be sold in the first quarter of 2000. If sold for these prices, the Trust anticipates recognizing a gain on sale.

     The Trust has entered into letters of intent to purchase two light industrial properties located in California for $49 million. The Trust has also entered into a letter of intent to purchase a light industrial property in Austin, Texas for $22 million. Consummation of each transaction is subject to customary due diligence, negotiation of mutually acceptable definitive agreements and other contingencies and legal matters. Accordingly, there is no assurance the properties will ultimately be acquired by the Trust.

     Effective January 1, 2000 NAREIT has revised the calculation of FFO to include all operating results, both recurring and non-recurring -- except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties. The Trust does not anticipate a significant impact on current FFO calculations as a result in this change.

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

     If the interest rate for variable rate debt was 100 basis points higher or lower during 1999, the Trust's interest expense would have been increased or decreased by approximately $164,000 for the three months ended September 30, 1999 and $789,000 for the nine months ended September 30, 1999. There is no fixed rate debt maturing in 1999.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Trust is currently named as a defendant in a lawsuit related to the Trust's merger with four real estate limited partnerships. The lawsuit purports to be both a class action and a derivative lawsuit against the defendants. The plaintiffs have asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and are seeking monetary damages. On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs have asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger and are seeking monetary damages. On July 16, 1999, the Court found in favor of the Trust, denying Plaintiff's motion for class certification in relation to the April 13, 1998 lawsuit filed on behalf of the limited partners in one of the real estate limited partnerships. The plaintiffs are currently seeking reconsideration of the July 16, 1999 order.

     The Trust intends to vigorously defend against these claims. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share.

     In January 1999, DDR completed the second stage of the Agreement, resulting in the purchase of 5,226,583 common shares for $15.50 per share (for total consideration of approximately $81.0 million) to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase shares, the price of the shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR and Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of September 30, 1999, DDR had purchased 2,222,455 common shares (for total consideration of approximately $33.4 million). In total, DDR has purchased 9,656,656 common shares, representing 46.2% of the outstanding common shares of the Trust.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         27.1*           -- Financial Data Schedule

---------------

* Filed herewith

     (b) Reports on Form 8-K

     There were no events reported on Form 8-K during the quarter ended September 30, 1999:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN INDUSTRIAL PROPERTIES REIT
                                                       (Registrant)

                                                  /s/ MARC A. SIMPSON
                                           -------------------------------------
                                                      Marc A. Simpson
                                              Senior Vice President and Chief
                                                     Financial Officer
                                               (principal financial officer)

Date: November 12, 1999

                                                  /s/ GARY A. WILLIAMS
                                           -------------------------------------
                                                     Gary A. Williams
                                            Vice President and Chief Accounting
                                                          Officer
                                              (principal accounting officer)

Date: November 12, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                     DESCRIPTION
        -------                                   -----------
          27.1            Financial Data Schedule