Form 10-K405
period 1999-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2000-03-29
CIK 778437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                          OR
     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $235,685,070 as of March 22, 2000. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 22, 2000.

     20,949,784 Common Shares of Beneficial Interest were outstanding as of March 22, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS
                                   FORM 10-K

    SECURITIES AND EXCHANGE COMMISSION ITEM NUMBER AND DESCRIPTION       PAGE
    --------------------------------------------------------------       ----
          PART I
Item 1.   Business....................................................     2
          The Company.................................................     2
          Business Objectives and Strategy............................     2
          Recent Developments.........................................     3
          Revenue and Loss from Operations............................     5
          Competition.................................................     6
          Employees...................................................     6
Item 2.   Properties..................................................     6
Item 3.   Legal Proceedings...........................................    13
Item 4.   Submission of Matters to a Vote of Shareholders.............    14
          PART II
Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.......................................    14
Item 6.   Selected Financial Data.....................................    15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    15
          Results of Operations.......................................    15
          Year 2000 Issues............................................    19
          Liquidity and Capital Resources.............................    20
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    21
Item 8.   Financial Statements and Supplementary Data.................    22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    22
          PART III
Item 10.  Trust Managers and Executive Officers of the Registrant.....    22
Item 11.  Executive Compensation......................................    25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    27
Item 13.  Certain Relationships and Related Party Transactions........    29
          PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
            8-K.......................................................    30
          Index to Consolidated Financial Statements and Financial
            Statement Schedule........................................   F-1

                                    PART I.

ITEM 1. BUSINESS

THE COMPANY

     American Industrial Properties REIT (together with its subsidiaries, the "Trust" or the "Company") is a Texas real estate investment trust that was organized on September 26, 1985. On November 27, 1985, the Trust completed an initial public offering of its common shares of beneficial interest (the "Shares") and commenced operations. In addition to wholly owned subsidiaries, the Trust owns a general partner interest and substantially all of the economic interests, directly or indirectly, in three operating partnerships and a 55.84% interest in a joint venture owning an office building.

     As of December 31, 1999, the Trust directly or indirectly owned a portfolio of 74 real estate properties, aggregating 8.1 million net rentable square feet ("nrsf"). The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties (see "Business Objectives and Strategy" below). Based on net rentable square feet, as of December 31, 1999, approximately 72% of the Trust's portfolio is represented by light industrial properties, 25% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. The light industrial properties are leased for office, office showroom, warehouse, distribution, research and development, and light assembly purposes. The retail properties are leased to retail merchandise establishments, restaurants and a cinema. No single tenant accounted for more than 10% of the Trust's consolidated gross revenue for the year ended December 31, 1999. No individual property accounted for more than 10% of total revenues of the Trust for the year ended December 31, 1999.

     The Trust has qualified as a real estate investment trust ("REIT") for federal income tax purposes since 1985 and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined in the Internal Revenue Code of 1986, as amended) (the "Code") to its shareholders.

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

     Focus on Light Industrial Properties. The Trust intends to focus on the light industrial sector of the real estate market, believing that this sector offers a number of compelling benefits. The light industrial property sector serves the smaller tenant population and, in many instances, serves as a low cost office space alternative. In general, rents in light industrial office space offer the opportunity for increased returns as suburban office rents rise. The Trust believes that this sector a) is characterized by highly fragmented ownership, b) offers current opportunities to purchase properties at attractive yields and at a discount to replacement cost, and c) has, to date, avoided much of the institutional activity leading to higher prices and lower yields common to many other sectors of the real estate market. The Trust also believes that there are inherent benefits to its strategy of consolidating ownership in this sector, including greater returns through economies of scale and the ability to offer space alternatives to tenants which may not be currently available. The Trust's emphasis in the light industrial sector is ideally suited for the entrepreneurial segment of the economy, which consistently leads the United States in job growth. This property type is attractive to technology companies, which typically prefer flexible-use property space. The majority of the Trust's properties are situated in markets that have a concentration of technology firms, such as Dallas, San Francisco, San Diego and Northern Virginia.

     Geographic Focus. The Trust will concentrate its efforts in the Southern and Western regions of the United States with primary target markets in Texas (Dallas, Houston, Austin), California (San Francisco,

Los Angeles, San Diego), Florida (Orlando, Tampa), Phoenix, Denver and Northern Virginia/ Washington, D.C. The target markets are characterized by above average population and economic growth, strong levels of new business formation and favorable supply and demand characteristics.

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

     In 1999, the Trust initiated a transition to internalized property management, accounting and leasing of its properties, thereby significantly reducing the use of third parties in these areas. To date the Trust has internalized 40% of the property management and 100% of the property accounting of its portfolio on a total revenue basis. The Trust does not expect to convert to internal property management in markets where it does not own a sufficient critical mass to justify internalization of management. When combined with expected savings resulting from changes in its property insurance program, the Trust expects to realize net contribution from these efforts during 2000 in excess of $1.0 million. In addition to these savings, the Trust expects to realize future tangible and intangible benefits from a more direct relationship with its tenants.

     Strategic Alternatives. In 1999, the Trust retained Salomon Smith Barney, Inc. and Prudential Securities Incorporated as financial advisors to assist the Trust in evaluating strategic alternatives designed to increase shareholder value. Such alternatives may include, but are not limited to, a merger, sale or other business combination involving the Trust, a sale of all or a portion of the Trust's assets or continuing to pursue a growth strategy for the Trust. The Trust can provide no assurance that a transaction will occur as a result of this evaluation.

     Growth from Acquisitions. The Trust believes that it will be able to acquire properties in the light industrial sector at prices which justify investment. The Trust evaluates potential acquisitions from both a current yield and an internal rate of return perspective. The Trust periodically estimates its cost of capital in an effort to ensure that the internal rate of return on proposed acquisitions exceeds such cost of capital, thereby ensuring that an acquisition will be accretive on an equity basis. The Trust will, on occasion, utilize an operating partnership structure to acquire properties, which offers certain tax advantages to the seller of such properties. During 1999, a significant reduction in equity capital available to the REIT industry caused the Trust to scale back its acquisition plans. A total of $143 million in acquisitions were completed during 1999 compared with $237 million during 1998.

     Financial Strategy. On a long term basis, the Trust seeks to lower its cost of capital through the appropriate use of debt and equity capital. The Trust continues to operate at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that its use of leverage, which is 55.7% on a debt to total market capitalization ratio at December 31, 1999, is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that future equity offerings will serve to deleverage the Trust.

RECENT DEVELOPMENTS

     For the twelve months ended December 31, 1999, the Trust acquired 11 real estate properties for approximately $143 million (see "ITEM 2. Properties" for additional information on the acquired properties). In 1999, the Trust sold three real estate properties and one tract of vacant land for proceeds totaling approximately $18.1 million. The Trust also sold a light industrial property in which the Trust was a 50% joint venture partner during 1999. From January 1, 2000 through March 22, 2000 the Trust sold three real estate properties for proceeds totaling approximately $15.1 million. The Trust did not acquire any properties during this period. The Trust's acquisitions and sales on a chronological basis are as follows:

     - On January 15, 1999, the Trust purchased a portfolio consisting of six light industrial and three office buildings totaling approximately 956,000 nrsf for total consideration of $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in Shares issued to Developers Diversified Realty Corporation ("DDR").

     - On May 14, 1999, the Trust sold 2.5 acres of vacant land for total consideration of $0.4 million resulting in a gain on sale of approximately $37,000.

     - On August 18, 1999, the Trust purchased one light industrial and one office building totaling approximately 96,000 nrsf. The $15.8 million acquisition price was primarily funded under the Trust's secured line of credit with Bank One, Texas, N.A. ("Bank One") and $5.5 million in Shares issued to DDR.

     - On August 31, 1999, the Trust sold one light industrial property for total consideration of $5.8 million resulting in a loss on sale of approximately $0.2 million.

     - On September 9, 1999, the Trust sold one light industrial property for total consideration of $4.4 million resulting in a gain on sale of approximately $0.2 million.

     - On December 22, 1999, the Trust recognized approximately $0.6 million as equity in earnings of a joint venture resulting from the sale of a light industrial property owned by the joint venture in which the Trust was a 50% joint venture partner.

     - On December 27, 1999, the Trust sold one light industrial property for total consideration of $7.5 million resulting in a loss on sale of approximately $0.2 million.

     - On January 31, 2000, the Trust sold one light industrial property for total consideration of $4.8 million resulting in a gain on sale of approximately $0.8 million.

     - On February 10, 2000, the Trust sold one light industrial property for total consideration of $6.7 million resulting in a gain on sale of approximately $2.1 million.

     - On March 8, 2000, the Trust sold one light industrial property for total consideration of $3.6 million resulting in a gain on sale of approximately $0.2 million.

     The Trust completed the following equity and/or financing transactions during the period January 1, 1999 through March 22, 2000:

     - On January 8, 1999, the Trust retired a $42.6 million secured loan with proceeds from a permanent financing of seven properties. Terms of the permanent financing include a principal amount of $41.0 million, a fixed rate of interest of 7.375%, a ten year term and 25 year principal amortization.

     - On January 15, 1999, the Trust issued 3,410,615 Shares to DDR, for proceeds of $51.8 million, in connection with the $127.3 million nine property portfolio acquisition.

     - On January 19, 1999, the Trust retired existing indebtedness of approximately $1.8 million on a property acquired in October 1998 with proceeds from a permanent financing of $7.6 million. Terms of the permanent financing include a fixed rate of interest of 7.33%, a seven year term with a three year renewal option, and 30 year principal amortization.

     - On January 29, 1999, the Trust entered into a secured revolving credit agreement with Bank One. The agreement contemplated a $150,000,000 line of which Bank One and Wells Fargo Bank have each committed $25,000,000. The Trust does not currently anticipate further syndication of this line due to the current lack of equity capital availability and the Trust's reduced level of acquisitions. The credit line is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, has a maximum loan to value ratio of 60%, and matures in January 2001. As of March 22, 2000, the Trust has $15.5 million outstanding under this credit line.

     - On March 26, 1999, the Trust entered into an agreement with PSCC to extend the maturity of its acquisition credit line to April 27, 2000 and decrease the interest rate to LIBOR plus 1.55%. As of March 22, 2000, the Trust has $48.0 million outstanding under this acquisition line. The Trust is currently negotiating another extension of the maturity date of the acquisition credit line. The Trust cannot provide any assurance that such negotiations will result in the extension of this credit line.

     - On August 24, 1999, the Trust issued 354,839 Shares to DDR, for proceeds of $5.5 million, in connection with the acquisition of two properties.

     - In December 1999, the Trust redeemed 29,167 AIP Operating L.P. limited partnership units for approximately $0.3 million.

     - In 1999, 113,836 Shares were issued under the dividend reinvestment plan for proceeds of approximately $1.3 million. On February 2, 2000 an additional 21,521 Shares were issued under the dividend reinvestment plan for proceeds of approximately $0.2 million.

     - On January 20, 2000, the Trust redeemed 89,542 AIP-SWAG Operating L.P. limited partnership units for approximately $1.1 million.

     - On March 17, 2000, the Trust redeemed 29,166 AIP Operating L.P. limited partnership units for approximately $0.3 million.

     A distribution of $0.20 per Share was paid on January 20, 1999 and April 15, 1999 and a $0.22 per Share distribution was paid on July 14, 1999, October 14, 1999 and January 14, 2000. In addition, the Trust declared a distribution of $0.22 per Share payable on April 14, 2000 to shareholders of record on April 5, 2000.

REVENUE AND LOSS FROM OPERATIONS

     The breakdown of revenue and loss from operations for each of the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                        1999(A)    1998(B)    1997(C)
                                                        --------   --------   -------
Property revenues:
  Industrial..........................................  $ 52,837   $ 27,013   $ 8,312
  Office..............................................    30,006     17,044       633
  Retail..............................................     4,039      4,300     3,256
                                                        --------   --------   -------
          Total.......................................    86,882     48,357    12,201
Property operating expenses...........................   (26,884)   (16,046)   (4,315)
                                                        --------   --------   -------
Income from property operations.......................    59,998     32,311     7,886
                                                        --------   --------   -------
Administrative expenses...............................    (4,628)    (3,729)   (2,504)
Depreciation and amortization.........................   (14,535)    (8,383)   (3,157)
Interest and other income.............................       735        705       546
Interest expense......................................   (26,562)   (15,139)   (5,778)
Provisions for possible losses on real estate.........        --    (10,060)       --
                                                        --------   --------   -------
Income (loss) from operations.........................  $ 15,008   $ (4,295)  $(3,007)
                                                        ========   ========   =======

---------------

(a) For the year ended December 31, 1999, the Trust acquired 11 properties. The Trust sold 3 properties and one parcel of vacant land in 1999.

(b) For the year ended December 31, 1998, the Trust acquired 29 properties. There were no properties sold in 1998.

(c) For the year ended December 31, 1997, the Trust acquired 15 properties. The Trust sold two properties in 1997.

COMPETITION

     The Trust owns properties in various markets and sub-markets in 11 states (See "ITEM 2. Properties"). The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

EMPLOYEES

     The Trust currently employs 57 people on a full or part-time basis. No employees are presently covered by collective bargaining agreements. Information regarding executive officers of the Trust is set forth in "ITEM 10. Trust Managers and Executive Officers of the Registrant" of Part III of this Form 10-K and is incorporated herein by reference.

ITEM 2. PROPERTIES

     As of December 31, 1999, the Trust owned 74 real estate properties, consisting of 57 light industrial developments, 15 office buildings, and 2 retail properties. The Trust's light industrial classification includes office showroom, service center and flex properties, low rise offices, and small bay distribution properties. In 1999, the Trust acquired 11 properties and sold 3 light industrial properties.

     The following tables set forth certain information about the light industrial, office, and retail properties owned as of December 31, 1999. Based on annualized rental revenues in place as of December 31, 1999, no single tenant would have accounted for more than 10% of the Company's total annualized light industrial, office, and retail revenues for 1999. No individual property accounted for more than 10% of total revenues of the Trust for the twelve months ended December 31, 1999.

PROPERTY INFORMATION

                                                                                               RENTABLE
                                                       ACQUISITION      YEAR       NUMBER OF     AREA
PROPERTY                             LOCATION             DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
--------                             --------          -----------   -----------   ---------   ---------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere.................  Folsom, CA                 1999             1984         1         57,496
2121 Glenville...............  Richardson, TX             1998             1984         1         20,645
3100 Alfred..................  Santa Clara, CA            1999             1971         1         33,824
Aerotech.....................  Colorado Springs, CO       1998             1985         2         75,892
Alumax.......................  Cleveland, OH              1998             1982         1         66,200
Avion Business Center........  Carrollton, TX             1997             1985         3         70,710
Battlefield Business Park....  Manassas, VA               1998             1989         1        154,226
Black Canyon Tech Center.....  Phoenix, AZ                1998             1983         2        100,000
Bowater......................  Lakeland, FL               1997             1989         1        111,720
Bridgeway Tech Center........  Newark, CA                 1999             1996         2        169,997
Cameron Creek Bus Park.......  Austin, TX                 1998             1996         1         50,021
Carpenter Center.............  Dallas, TX                 1997             1983         1         59,056
Carrier Place................  Grand Prairie, TX          1997             1984         1         82,573
Central Park Office Tech.....  Richardson, TX             1997             1984         2         68,539
Columbia Corporate Center....  Aliso Viejo, CA            1998             1988         4        128,111
Commerce Center..............  Houston, TX                1997             1974         9        295,410
Commerce Park North..........  Houston, TX                1985             1984         2         87,550
Corporex Plaza I.............  Tampa, FL                  1997             1982         3         94,357
DFW North....................  Grapevine, TX              1997             1985         2         74,172
Gateway 5 & 6................  Irving, TX                 1985             1985         2         79,256
Greenbrier Circle Corp
  Center.....................  Chesapeake, VA             1998          1981/83         2        231,558
Greenbrier Tech Center.......  Chesapeake, VA             1998             1981         1         95,258

                                                                                               RENTABLE
                                                       ACQUISITION      YEAR       NUMBER OF     AREA
PROPERTY                             LOCATION             DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
--------                             --------          -----------   -----------   ---------   ---------
Hardline Services Bldg.......  Aurora, OH                 1998             1974         1        236,225
Heritage Business I..........  Twinsburg, OH              1998             1990         1         35,555
Humboldt Tech Center.........  Sunnyvale, CA              1999             1980         1         60,030
Huntington Drive.............  Monrovia, CA               1985             1985         2         62,958
Interlochen Office Park......  Broomfield, CO             1999          1985/88         1        121,970
Inverness Business Park......  Englewood, CO              1997             1980         2         96,386
Junction II Business Park....  San Jose, CA               1999             1984         2         77,374
Kodak........................  San Diego, CA              1997             1976         1         58,800
Meridian Street Warehouse....  Arlington, TX              1995             1981         1         72,072
Metro Business Park..........  Phoenix, AZ                1998             1987         4        109,933
Norfolk Commerce Center......  Norfolk, VA                1998          1981/87         3        331,139
Northgate II.................  Dallas, TX                 1985             1983         4        235,941
Northgate III................  Dallas, TX                 1997       1979/80/86         6        257,944
Northpointe B................  Sterling, VA               1998          1987/88         1         36,655
Northpointe C................  Sterling, VA               1998          1987/88         1         49,039
Northwest Business Pk........  Menomonee Falls, WI        1985       1983/85/86         3        143,114
Parkway Tech Center..........  Plano, TX                  1997             1984         1         69,876
Patapsco Industrial Center...  Linthicum Heights, MD      1985          1981/85         2         95,151
Plaza Southwest 1-5..........  Houston, TX                1985             1975         5        149,921
President's Plaza............  Tampa, FL                  1997             1987         2         42,649
Shady Trail Business
  Center.....................  Dallas, TX                 1997             1984         4         68,163
Skyway Business Center.......  Irving, TX                 1997             1981         1         66,504
Southeast Commercial
  Center.....................  Austin, TX                 1998             1984         1         34,514
Steris Building..............  Mentor, OH                 1998             1980         1         40,200
Stewart Plaza................  Sunnyvale, CA              1999             1970         1         47,054
Summit Park..................  Austin, TX                 1998             1985         2         96,950
Tech Center 29 -- Phase I....  Silver Springs, MD         1998             1970         1        176,914
Tech Center 29 -- Phase II...  Silver Springs, MD         1998             1991         1         58,280
TechniPark 10 Service
  Center.....................  Houston, TX                1998          1983/84         2         71,635
Valley View Commerce Park....  Farmers Branch, TX         1997             1986         4        138,374
Valwood II Business Center...  Carrollton, TX             1997             1984         1         52,607
VSA Bldg.....................  Twinsburg, OH              1998             1989         1         85,800
Washington Bus. Park.........  Phoenix, AZ                1998             1985         4        137,018
Westchase Park 1-2...........  Houston, TX                1985             1984         2         47,660
Winter Park Business
  Center.....................  Winter Park, FL            1998       1981/83/85         6        121,084
                                                                                      ---      ---------
Total Light Industrial
  Properties.................                                                         121      5,792,060
                                                                                      ---      ---------
OFFICE PROPERTIES
10505 Sorrento Valley........  San Diego, CA              1997             1982         1         54,095
1881 Pine Street.............  St Louis, MO               1997             1987         1        111,047
485 Clyde....................  Mountain View, CA          1999             1970         1         61,600
Academy Point Atrium II......  Colorado Springs, CO       1998             1984         1         90,766
Apollo Drive Office
  Building(a)................  Chelmsford, MA             1997             1987         1        291,424
Baytech Park.................  San Jose, CA               1999             1997         4        188,825
Beltline Business Center.....  Irving, TX                 1985             1984         3         61,255
Centre Pointe................  Walnut Creek, CA           1999             1982         6        198,938
Gateway West.................  Phoenix, AZ                1997       1964/69/74         3        150,254
Gibraltar Tech Center........  Sunnyvale, CA              1999             1980         2         36,228
Linear Technology............  Milpitas, CA               1997             1987         1         42,130

                                                                                               RENTABLE
                                                       ACQUISITION      YEAR       NUMBER OF     AREA
PROPERTY                             LOCATION             DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
--------                             --------          -----------   -----------   ---------   ---------
Manhattan Towers.............  Manhattan Beach, CA        1997             1987         2        308,854
Northview Business Center....  Austin, TX                 1998             1970         1        254,705
Spring Valley Business Park
  #6.........................  Richardson, TX             1998          1980/98         3         94,304
Tech Center 29 -- Phase
  III........................  Silver Springs, MD         1998             1988         1         54,951
                                                                                      ---      ---------
Total Office Properties......                                                          31      1,999,376
                                                                                      ---      ---------
RETAIL PROPERTIES
Tamarac Square Mall..........  Denver, CO                 1985          1976/78         2        196,253
Volusia......................  Daytona Beach, FL          1997             1984         1         75,534
                                                                                      ---      ---------
Total Retail Properties......                                                           3        271,787
                                                                                      ---      ---------
Total Light Industrial,
  Office,
  and Retail Properties......                                                         155      8,063,223
                                                                                      ===      =========

---------------

(a)  The Trust owns a 55.84% joint venture interest in the property.

TENANT INFORMATION

                                                                                   AVERAGE BASE
                                                          PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                LOCATION         LEASED(A)   TENANTS(A)   PER SQ. FT.(A)   BASE RENT(A)
--------                                --------         ---------   ----------   --------------   ------------
                                                                                                      (000)
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere....................  Folsom, CA              100.0%          1           $ 9.72         $   559
2121 Glenville..................  Richardson, TX          100.0%          1            10.00             206
3100 Alfred.....................  Santa Clara, CA         100.0%          1            17.64             597
Aerotech........................  Colorado Springs, CO    100.0%          4            14.71           1,116
Alumax..........................  Cleveland, OH           100.0%          1             4.49             297
Avion Business Center...........  Carrollton, TX           93.4%          7            10.35             684
Battlefield Business Park.......  Manassas, VA            100.0%          1             7.00           1,080
Black Canyon Tech Center........  Phoenix, AZ              69.0%          2             8.63             595
Bowater.........................  Lakeland, FL            100.0%          1             3.40             380
Bridgeway Technology Center.....  Newark, CA               94.8%          3            11.65           1,877
Cameron Creek Bus Park..........  Austin, TX              100.0%          4             8.15             408
Carpenter Center................  Dallas, TX               64.3%          6             5.09             193
Carrier Place...................  Grand Prairie, TX        84.9%         12             5.02             353
Central Park Office Tech........  Richardson, TX          100.0%          9             9.11             625
Columbia Corporate Center.......  Aliso Viejo, CA          85.3%          6            11.44           1,250
Commerce Center.................  Houston, TX              88.4%         39             5.31           1,387
Commerce Park North.............  Houston, TX             100.0%         10             5.24             458
Corporex Plaza I................  Tampa, FL               100.0%         24             6.93             654
DFW North.......................  Grapevine, TX            95.8%          7             5.06             360
Gateway 5 & 6...................  Irving, TX              100.0%          7             6.63             526
Greenbrier Circle Corp Center...  Chesapeake, VA           70.2%         17            10.59           1,722
Greenbrier Tech Center..........  Chesapeake, VA          100.0%         10             8.51             811
Hardline Services Bldg..........  Aurora, OH              100.0%          1             3.15             744
Heritage Business I.............  Twinsburg, OH            59.2%          2             7.22             154
Humboldt Tech Center............  Sunnyvale, CA           100.0%          1            18.52           1,112
Huntington Drive................  Monrovia, CA             95.8%          5            16.16             963
Interlocken Office Park.........  Broomfield, CO          100.0%          1            12.20           1,488

                                                                                   AVERAGE BASE
                                                          PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                LOCATION         LEASED(A)   TENANTS(A)   PER SQ. FT.(A)   BASE RENT(A)
--------                                --------         ---------   ----------   --------------   ------------
                                                                                                      (000)
Inverness Business Park.........  Englewood, CO           100.0%          8             8.30             800
Junction II Business Park.......  San Jose, CA            100.0%          3            14.55           1,126
Kodak...........................  San Diego, CA           100.0%          2            10.81             635
Meridian Street Warehouse.......  Arlington, TX           100.0%          1             2.31             166
Metro Business Park.............  Phoenix, AZ              98.5%         25             9.06             981
Norfolk Commerce Center.........  Norfolk, VA              91.7%         30             9.70           2,881
Northgate II....................  Dallas, TX              100.0%         11             3.46             818
Northgate III...................  Dallas, TX               97.4%         18             5.14           1,292
Northpointe B...................  Sterling, VA            100.0%          2             7.74             284
Northpointe C...................  Sterling, VA            100.0%          5             8.99             441
Northwest Business Pk...........  Menomonee Falls, WI      72.8%         14             5.31             553
Parkway Tech Center.............  Plano, TX               100.0%          9             6.07             424
Patapsco Industrial Center......  Linthicum Heights, MD    90.9%         16             6.93             599
Plaza Southwest 1-5.............  Houston, TX              99.9%         30             4.50             675
President's Plaza...............  Tampa, FL                97.1%         12             8.33             345
Shady Trail Business Center.....  Dallas, TX               75.3%         18             4.18             214
Skyway Business Center..........  Irving, TX              100.0%          6             4.88             325
Southeast Commercial Center.....  Austin, TX              100.0%          3             7.28             251
Steris Building.................  Mentor, OH              100.0%          1             6.75             271
Stewart Plaza...................  Sunnyvale, CA           100.0%          3            13.50             635
Summit Park.....................  Austin, TX              100.0%          3             6.54             634
Tech Center 29 -- Phase I.......  Silver Springs, MD       81.9%         14             9.06           1,313
Tech Center 29 -- Phase II......  Silver Springs, MD      100.0%          3            13.01             758
TechniPark 10 Service Center....  Houston, TX              84.4%          5             6.97             422
Valley View Commerce Park.......  Farmers Branch, TX       84.9%          7             6.89             809
Valwood II Business Center......  Carrollton, TX           21.0%          1             6.20              69
VSA Bldg........................  Twinsburg, OH           100.0%          1             4.75             408
Washington Bus. Park............  Phoenix, AZ              99.6%          5             7.98           1,089
Westchase Park 1-2..............  Houston, TX             100.0%         10             6.47             308
Winter Park Business Center.....  Winter Park, FL          98.0%         34             9.34           1,108
                                                                                      ------         -------
Total Light Industrial
  Properties....................                           92.6%        483             7.70          41,233
                                                                                      ------         -------
OFFICE PROPERTIES
10505 Sorrento Valley...........  San Diego, CA           100.0%          2            11.75             636
1881 Pine Street................  St. Louis, MO            86.0%          3            12.69           1,213
485 Clyde.......................  Mountain View, CA       100.0%          1            11.04             680
Academy Point Atrium II.........  Colorado Springs, CO    100.0%         16            16.76           1,521
Apollo Drive Office
  Building(b)...................  Chelmsford, MA          100.0%          1             6.86           2,000
Baytech Park....................  San Jose, CA            100.0%          1            18.60           3,512
Beltline Business Center........  Irving, TX               89.0%         20            13.06             712
Centre Pointe...................  Walnut Creek, CA         98.2%         15            19.27           3,732
Gateway West....................  Phoenix, AZ              82.0%          2            17.13           2,111
Gibraltar Tech Center...........  Sunnyvale, CA           100.0%          1            17.40             630
Linear Technology...............  Milpitas, CA            100.0%          1             9.00             379
Manhattan Towers................  Manhattan Beach, CA      93.6%          9            11.78           3,405
Northview Business Center.......  Austin, TX              100.0%          6            11.45           2,917
Spring Valley Business Park
  #6............................  Dallas, TX              100.0%          1            11.75           1,108
Tech Center 29 -- Phase III.....  Silver Springs, MD      100.0%          8            20.75           1,140
                                                                                      ------         -------
Total Office Properties.........                           96.4%         87            13.35          25,696
                                                                                      ------         -------

                                                                                   AVERAGE BASE
                                                          PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                LOCATION         LEASED(A)   TENANTS(A)   PER SQ. FT.(A)   BASE RENT(A)
--------                                --------         ---------   ----------   --------------   ------------
                                                                                                      (000)
RETAIL PROPERTIES
Tamarac Square Mall(c)..........  Denver, CO               76.9%         48            13.59           2,052
Volusia.........................  Daytona Beach, FL        91.2%         19            10.15             699
                                                          ------        ---           ------         -------
Total Retail Properties.........                           80.9%         67            12.51           2,751
                                                          ------        ---           ------         -------
Total Light Industrial, Office,
  and Retail....................                           93.1%        637           $ 9.29         $69,680
                                                          ======        ===           ======         =======

---------------

(a)  Based on leases executed on or before December 31, 1999.

(b)  The Trust owns a 55.84% joint venture interest in the property.

(c) The denominator of average base rental rate per square foot calculation for this property includes ground lease income.

INFORMATION BY PROPERTY TYPE

                                               NET RENTABLE
                                                SQUARE FEET          ANNUALIZED BASE RENT(A)
                                            -------------------   ------------------------------
                                             AMOUNT     PERCENT     AMOUNT      PERCENT    PSF
                                            ---------   -------   -----------   -------   ------
Light Industrial..........................  5,792,060    71.8%    $41,233,000    59.2%    $ 7.70
Office....................................  1,999,376    24.8%     25,696,000    36.9%     13.35
Retail....................................    271,787     3.4%      2,751,000     3.9%     12.51
                                            ---------   ------    -----------   ------    ------
          Total...........................  8,063,223   100.0%    $69,680,000   100.0%    $ 9.29
                                            =========   ======    ===========   ======    ======

---------------

(a) Based on leased net rentable square footage as of December 31, 1999. Includes revenues from ground leases.

LEASE EXPIRATION DETAIL(a)

                                                     PERCENTAGE                               ANNUALIZED
                                                      OF TOTAL     ANNUALIZED                 BASE RENT
                               NO. OF                  SQUARE     BASE RENT OF                    OF
                               LEASES     SQUARE        FEET        EXPIRING                   EXPIRING
YEAR                          EXPIRING     FEET      AVAILABLE       LEASES      PERCENTAGE   LEASES-PSF
----                          --------   ---------   ----------   ------------   ----------   ----------
2000........................    165      1,493,985     18.6%      $12,106,674       15.6%       $ 8.10
2001........................    150      1,387,489     17.2%       14,227,390       18.3%        10.25
2002........................    160      1,727,494     21.5%       17,061,903       21.9%         9.88
2003........................     73      1,065,767     13.2%       11,890,032       15.3%        11.16
2004........................     94        910,392     11.3%        9,698,043       12.5%        10.65
2005........................     15        149,324      1.9%        2,796,366        3.6%        18.73
2006........................     12        151,655      1.9%        1,933,742        2.5%        12.75
2007........................     13        507,473      6.3%        7,104,386        9.1%        14.00
2008........................      1          5,030      0.1%          111,113        0.1%        22.09
2009........................      6        220,288      2.7%          876,353        1.1%         3.98
                                ---      ---------     -----      -----------      ------       ------
          Total.............    689      7,618,897     94.7%      $77,806,002      100.0%       $10.21
                                ===      =========     =====      ===========      ======       ======

---------------

(a) Includes executed leases not yet occupied as of December 31, 1999.

SUMMARY TENANT INFORMATION

LEASED SPACE                                                  NO. OF     SQUARE
(SQUARE FEET)                                                 TENANTS    FOOTAGE    PERCENTAGE
-------------                                                 -------   ---------   ----------
     0 -  5,000.............................................    374     1,014,213      12.6%
 5,001 - 10,000.............................................    145     1,018,983      12.6%
10,001 - 20,000.............................................     84     1,217,952      15.1%
20,001 - 50,000.............................................     67     2,035,367      25.3%
50,001 - +..................................................     22     2,259,789      28.0%
Vacant Space................................................      -       516,919       6.4%
                                                                ---     ---------     ------
          Total.............................................    692     8,063,223     100.0%
                                                                ===     =========     ======

MORTGAGE INDEBTEDNESS

                                          PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                   BALANCE      DECEMBER 31, 1999     DATE      AT MATURITY
--------                                 ------------   -----------------   --------   -------------
LIGHT INDUSTRIAL PROPERTIES
Battlefield Business Park..............  $  7,992,984       7.70%(e)        Oct-04     $  7,525,563
Commerce Park North....................     1,989,973       8.61%(e)        Dec-03        1,796,333
Gateway 5 & 6..........................     2,700,677       8.61%(e)        Dec-03        2,437,880
Greenbrier Circle Corp Center..........     7,090,588       8.13%(e)        Jan-02        6,838,342
Greenbrier Tech Center.................     4,205,569       8.05%(e)        Jul-07        3,960,554
Huntington Drive.......................     4,335,297       8.61%(e)        Dec-03        3,913,439
Meridian Street Warehouse..............     1,101,592       8.61%(e)        Dec-03          994,398
Northgate II...........................     4,903,861       8.61%(e)        Dec-03        4,426,677
Patapsco Industrial Center.............     2,949,424       8.61%(e)        Dec-03        2,662,422
Plaza Southwest 1-5....................     3,198,170       8.61%(e)        Dec-03        2,886,963
Tech Center 29 -- Phase I..............     7,513,125       7.33%(e)        Feb-09        6,005,865
Tech Center 29 -- Phase II.............     3,825,842       9.05%(e)        Sep-06        3,309,462
Westchase Park 1-2.....................     1,257,947       8.61%(e)        Dec-03        1,135,539
Mortgage Loan Secured by:..............     2,715,809       7.38%(e)        Mar-16        2,610,181
  Northpointe B........................
  Northpointe C........................
Mortgage Loan Secured by:..............    86,133,713       7.18%(e)        Jul-09       63,387,284
  107 Woodmere.........................
  485 Clyde(a).........................
  Baytech Park(a)......................
  Bridgeway Tech Center................
  Centre Pointe(a).....................
  Interlochen Office Park..............
  Junction II Business Park............
  Stewart Plaza........................
Mortgage Loan Secured by:..............    34,715,928       7.38%(e)        Feb-06       30,728,820
  Academy Point Atrium II(a)...........
  Aerotech.............................
  Black Canyon Tech Center.............
  Northview Business Center(a).........
  Summit Park..........................

                                          PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                   BALANCE      DECEMBER 31, 1999     DATE      AT MATURITY
--------                                 ------------   -----------------   --------   -------------
Mortgage Loan Secured by:..............    29,963,845       7.25%(e)        Jan-08       26,416,613
  Carpenter Center.....................
  Carrier Place........................
  Commerce Center......................
  DFW North............................
  Northgate III........................
  Parkway Tech Center..................
  Valley View Commerce Park............
  Valwood II Business Center...........
  Shady Trail Business Center..........
Mortgage Loan Secured by:..............    24,106,747       7.28%(e)        Jun-08       19,567,225
  Corporex Plaza I.....................
  President's Plaza....................
  Central Park Office Tech.............
  Skyway Business Center...............
  Spring Valley Business Park #6(a)....
  Avion Business Center................
  Inverness Business Park..............
Line of Credit Secured by:.............    19,500,000       8.47%(f)        Jan-01       19,500,000
  10505 Sorrento Valley(a).............
  2121 Glenville.......................
  Alumax...............................
  Cameron Creek Bus Park...............
  Columbia Corporate Center............
  Gibraltar Tech Center(a).............
  Hardline Services Bldg...............
  Heritage Business I..................
  VSA Bldg.............................
  Humboldt Tech Center.................
  Kodak................................
  Linear Technology(a).................
  Metro Business Park..................
  Northwest Business Pk................
  Southeast Commercial Center..........
  Steris Building......................
  Technipark 10 Service Center.........
  Volusia(b)...........................
  Washington Bus. Park.................
Acquisition Line Secured by:
  Bowater..............................     2,100,000       8.03%(g)        Apr-00        2,100,000
  1881 Pine Street(a)..................     3,641,235       8.03%(g)        Apr-00        3,641,235
  Manhattan Towers(a)..................    20,300,000       8.03%(g)        Apr-00       20,300,000
  Gateway West(a)......................     5,978,007       8.03%(g)        Apr-00        5,978,007
  Norfolk Commerce Center..............    13,000,000       8.03%(g)        Apr-00       13,000,000
  Winter Park Business Center..........     5,100,000       8.03%(g)        Apr-00        5,100,000
                                         ------------                                  ------------
          Total Light Industrial
            Properties.................   300,320,333                                   260,222,802
                                         ------------                                  ------------

                                          PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                   BALANCE      DECEMBER 31, 1999     DATE      AT MATURITY
--------                                 ------------   -----------------   --------   -------------
OFFICE PROPERTIES
Apollo Drive Office Building(c)........    14,713,159       9.13%(e)        Aug-01       14,340,606
Beltline Business Center...............     2,629,607       8.61%(e)        Dec-03        2,373,725
Tech Center 29 -- Phase III............     4,384,548       8.58%(e)        May-02        4,227,429
                                         ------------                                  ------------
          Total Office Properties......    21,727,314                                    20,941,760
                                         ------------                                  ------------
RETAIL PROPERTIES
Tamarac Square Mall....................    11,363,445       8.40%(e)        Dec-01       10,907,186
                                         ------------                                  ------------
          Total Retail Properties......    11,363,445                                    10,907,186
                                         ------------                                  ------------
          Total Light Industrial,
            Office and Retail
            Properties.................   333,411,092                                   292,071,748
Debt Premiums(d).......................     1,462,712                                            --
                                         ------------                                  ------------
          Total mortgage notes
            payable....................  $334,873,804                                  $292,071,748
                                         ============                                  ============

---------------

(a)  Office property.

(b)  Retail property.

(c)  The Trust owns a 55.84% joint venture interest in this property.

(d) Represents the unamortized difference between mortgage debt assumed and fair value of such debt. (See Note 2 to Consolidated Financial Statements.)

(e)  Interest rate is fixed.

(f)  Interest rate is variable based on 30 day LIBOR rate plus 2.00%.

(g)  Interest rate is variable based on 30 day LIBOR rate plus 1.55%.

ITEM 3. LEGAL PROCEEDINGS

     On August 20, 1997, the Trust was named as a defendant in a lawsuit related to the January 1998 merger between the Trust and four real estate limited partnerships. The lawsuit purported to be both a class action and a derivative lawsuit against the defendants. The plaintiffs asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and were seeking monetary damages. On February 3, 2000, the Court issued a summary judgment in favor of the Trust dismissing this securities class action lawsuit. The Court, in making its ruling, held that the plaintiffs failed to offer admissible evidence to show they had been damaged. The deadline for the plaintiffs to file their notice of appeal has passed. At this time, the Trust has not received any indication that the plaintiffs have pursued an appeal. Although management cannot predict the outcome of the possible appeal of such litigation, management does not expect the liabilities, if any, that may ultimately result from such legal actions to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

     On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger. In December 1999, the defendants settled this lawsuit. The Trust's share of the settlement cost was approximately $58,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On December 8, 1999, an Annual Meeting of Shareholders was held for purposes of electing eleven Trust Managers and to ratify the selection of independent auditors. Results of the items voted on are as follows:

  1. Election of Trust Managers

                                                                 FOR       WITHHELD
                                                              ----------   --------
Albert T. Adams.............................................  17,902,277    66,998
William H. Bricker..........................................  17,897,826    71,450
T. Patrick Duncan...........................................  17,901,772    67,504
Robert H. Gidel.............................................  17,902,310    66,966
Robert E. Giles.............................................  17,902,006    67,270
Edward B. Kelley............................................  17,530,378   438,898
Stanley J. Kraska, Jr. .....................................  17,903,212    66,064
J. Timothy Morris...........................................  17,897,277    71,999
James A. Schoff.............................................  17,903,149    66,127
Charles W. Wolcott..........................................  17,897,371    71,905
Scott A. Wolstein...........................................  17,902,270    67,006

  2. Ratification of Ernst & Young LLP as Independent Auditors

   FOR       AGAINST   ABSTAIN
----------   -------   -------
17,868,047   71,792    29,437

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND." The following table sets forth for the periods indicated the high and low closing sales price of the Trust's Shares, and the cash distributions declared per Share:

QUARTER ENDED                                          HIGH     LOW      DISTRIBUTIONS(A)
-------------                                         ------   ------    ----------------
December 31, 1999...................................  $12 3/8  $11 7/8         .22
September 30, 1999..................................   10 5/16  11 13/16       .22
June 30, 1999.......................................   14 3/4   12 7/16        .22
March 31, 1999......................................   11 5/8   10 15/16       .20
December 31, 1998...................................   11 3/4   11 3/16        .20
September 30, 1998..................................   10 1/16   9 7/8         .20
June 30, 1998.......................................   13       12 7/16        .20
March 31, 1998......................................   13 7/8   13 1/4         .18

---------------

(a)  Paid in the month following the end of the quarter.

     As of March 22, 2000, the closing sale price per Share on the NYSE was $11.25. On such date, there were 20,949,784 outstanding Shares held by 8,128 shareholders of record.

     A distribution of $0.20 per Share was paid on January 20, 1999 and April 15, 1999 and a $0.22 per Share distribution was paid on July 14, 1999, October 14, 1999 and January 14, 2000. In addition, the Trust declared a distribution of $0.22 per Share payable on April 14, 2000 to shareholders of record on April 5, 2000. Distributions totaling $0.84 and $0.58 were paid in 1999 and 1998, respectively. The Trust anticipates paying distributions for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 1999. This information should be read in conjunction with the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1999       1998       1997      1996      1995
                                            --------   --------   --------   -------   -------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  Property revenues.......................  $ 86,882   $ 48,357   $ 12,201   $11,320   $11,410
                                            ========   ========   ========   =======   =======
  Income from property operations.........    59,998     32,311      7,886     7,298     7,559
                                            ========   ========   ========   =======   =======
  Net income (loss)(a)....................    14,606    (10,070)     1,799     1,255    (4,584)
                                            ========   ========   ========   =======   =======
  Per share (Basic and Diluted):(b)
  Net income (loss)(a)....................  $   0.71   $  (0.82)  $   0.54   $  0.70   $ (2.55)
                                            ========   ========   ========   =======   =======
  Distributions declared..................      0.86       0.78         --      0.20      0.20
                                            ========   ========   ========   =======   =======
BALANCE SHEET DATA:(C)
  Total assets............................  $620,682   $500,330   $258,395   $78,936   $89,382
                                            ========   ========   ========   =======   =======
  Total debt..............................   334,873    266,539    121,426    53,216    62,815
                                            ========   ========   ========   =======   =======
  Shareholders' equity....................   258,488    205,579    121,771    22,683    19,248
                                            ========   ========   ========   =======   =======

---------------

(a) Net loss for 1998 and 1995 include provisions for possible losses on real estate of $10,060 and $600, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Trust" for a discussion of extraordinary gains (losses) of $(513), $(5,803) and $2,643 in 1999, 1998 and 1997, respectively.

(b) Diluted earnings per share is the same as basic earnings per share as all outstanding options were anti-dilutive for each period presented and thus not included in the calculation of diluted earnings per share.

(c) The Trust acquired $143,000 in assets in 1999 and incurred $94,600 in net new debt during the year. Net proceeds from private placements of Shares totaled approximately $55,200 in 1999.

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

RESULTS OF OPERATIONS

  Comparison of 1999 to 1998

     During 1999, the Trust completed acquisitions with an aggregate purchase price of $143 million. As a result of these acquisitions, the weighted average net rentable square footage owned by the Trust increased to 8,286,000 in 1999 from 5,453,000 in 1998, an increase of 52%. Property revenues increased 80% to $86,882,000 in 1999 from $48,357,000 in 1998, and income from property operations (which is defined as
property revenues less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 86% to $59,998,000 in 1999 from $32,311,000 in 1998. On a same property basis, for properties owned as of January 1, 1998, excluding the two retail properties, property revenues increased to $30,184,000 in 1999 from $29,029,000 in 1998, an increase of 4.0%, comprised of a 4.4% increase in revenue related to industrial properties and a 3.4% increase in revenue related to office properties. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 93.6% at December 31, 1999 compared to 91.9% at December 31, 1998.

     Same property operating expenses, for properties owned as of January 1, 1998, excluding the two retail properties, increased by 5.5%, primarily as a result of higher property taxes. Property operating expenses increased 5.0% for the industrial properties and 6.2% for the office properties. On a same property basis, for properties owned as of January 1, 1998, excluding the two retail properties, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to $20,397,000 in 1999 from $19,747,000 in 1998, an increase of 3.3%. This overall increase is a result of the increase in revenue and expenses explained above and is a 4.1% increase related to industrial properties and a 1.9% increase related to office properties. Due to the small number of properties in the same property comparison, results can be unduly influenced by results from, or non-renewal of, a single large lease.

     Income from operations increased to $15,008,000 in 1999 from a loss on operations of $4,295,000 in 1998 as a result of the increase in income from property operations explained above, offset by an increase in total interest expense of $11,423,000 due to an additional $94,600,000 in property financing in 1999, a full year of interest expense on properties acquired in 1998 and the provision for losses on real estate of $10,060,000 recorded in 1998 (see below). In addition, Trust administration and overhead expenses increased $899,000 due to an increase in full time employees, including the addition of in-house general counsel, expensing internal acquisition department costs previously capitalized, costs associated with prospective acquisitions and higher general costs due to the increased activity of the Trust in 1999. Depreciation and amortization increased $6,152,000 due to the acquisition of properties in 1999 and a full year of depreciation on properties acquired in 1998.

     In 1999, the Trust did not record a provision for possible losses on real estate. In December 1998, the Trust recorded a provision for possible losses of $10,060,000 as a result of its decision to sell its retail property in Colorado in 1999. During 1999, the Trust did not receive an acceptable offer for this property, therefore, on December 31, 1999 the Trust reclassified this property to held for investment and recorded depreciation expense for the full year.

     In 1999, the Trust recognized $624,000 ($0.03 per Share) as income in equity of a joint venture resulting from the sale of a light industrial property that the Trust was a 50% joint venture partner. The Trust did not sell any properties in 1998. During 1999, the Trust recognized extraordinary losses totaling $513,000 ($0.03 per Share) from the early extinguishment of debt. In 1998, the Trust recognized extraordinary losses totaling $5,803,000 ($0.47 per Share) comprised of loss on extinguishment of debt of $23,000 and costs related to a change in control of $5,780,000. The costs related to the change in control included approximately $2,484,000 for payments made to the Trust's senior officers in December 1998 pursuant to severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the estimated fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers. During 1999, the Trust sold three properties and one tract of vacant land resulting in a total loss of $200,000 ($0.01 per Share).

     The Trust's emphasis in the light industrial sector is ideally suited for the entrepreneurial segment of the economy, which consistently leads the United States in job growth. This property type is attractive to technology companies, which typically prefer flexible-use property space. The majority of the Trust's properties are situated in markets that have a concentration of technology firms, such as Dallas, San Francisco, San Diego, and Northern Virginia.

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

     Same property operating expenses increased by 6.5%, primarily as a result of higher property taxes. On a same property basis, income from property operations increased to $6,073,000 in 1998 from $5,920,000 in 1997, an increase of 2.6%. This overall increase was a result of the increase in revenue explained above and was comprised of a 1.0% increase related to industrial properties, a 38.3% increase related to one office property and a 1.7% increase related to the Trust's retail properties. Due to the small number of properties in the same property comparison, results can be unduly influenced by results from, or non-renewal of, a single large lease.

     Loss from operations increased to $4,295,000 in 1998 from $3,007,000 in 1997 as a result of the increase in income from property operations explained above, an increase in total interest expense of $9,361,000 due to an additional $145,100,000 in property financing in 1998 and a full year of interest expense on properties acquired in 1997 and a provision for losses on real estate of $10,060,000 (see below). In addition, Trust administration and overhead expenses increased $1,225,000 due to a 170% increase in full time employees, expensing internal acquisition department costs and higher general costs due to the increased activity of the Trust in 1998. Depreciation and amortization increased $5,226,000 due to the acquisition of properties in 1998 and a full year of depreciation on properties acquired in 1997.

     In December 1998, the Trust recorded a provision for possible loss of $10,060,000 as a result of its decision to sell its retail property in Colorado in 1999. The Trust estimated the net sale proceeds to be received on such sale and recorded the provision. The estimate of net sale proceeds was based on subjective judgments.

     During 1998, the Trust recognized extraordinary losses totaling $5,803,000 ($0.47 per Share) comprised of loss on extinguishment of debt of $23,000 and costs related to a change in control of $5,780,000. The costs related to change in control included approximately $2,484,000 for payments made to the Trust's senior officers in December 1998 pursuant to severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the estimated fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers. In 1997, the Trust recognized extraordinary gains on the extinguishment of debt of $2,643,000 ($0.80 per Share). During 1997, the Trust sold two properties for a total gain of $2,163,000 ($0.65 per Share). The Trust did not sell any properties in 1998.

  Analysis of Cash Flows

     COMPARISON OF 1999 TO 1998

     Cash flow provided by operating activities in 1999 was $33,059,000. This results from the Trust's net income of $14,606,000 offset by net non-cash charges totaling $16,103,000 related to the loss on the extinguishment of debt, losses on the sale of real estate properties, minority interests, and depreciation and amortization. Issuance of Shares to Trust Managers of $129,000, an increase in restricted cash of $294,000 and a decrease in other assets of $5,907,000 further increased cash flow provided by operating activities. In addition, accounts payable, other liabilities and tenant security deposits decreased $4,144,000 and accrued interest increased $752,000 reducing cash flow provided by operating activities.

     Cash flow used in investing activities in 1999 was $141,150,000, representing amounts expended on the acquisition of real estate and related working capital totaling $142,737,000 and capitalized expenditures of $15,769,000 offset by net proceeds from the sale of real estate properties totaling $17,356,000.

     Cash flow provided by financing activities in 1999 was $104,450,000. This amount reflects net proceeds from mortgage financings and notes payable of $68,829,000 and proceeds from the private placements of Shares for net proceeds of $55,458,000 offset by the payment of loan costs of $3,029,000, the redemption of limited partnership units totaling $329,000 and distributions to shareholders and limited partnership unit holders of $16,479,000.

     Cash flow provided by operating activities in 1998 was $2,961,000. This results from the Trust's net loss of $10,070,000 offset by net non-cash charges totaling $21,672,000 related to change in control costs, provision for possible real estate losses, minority interests, and depreciation and amortization. This amount is offset by the issuance of Shares to Trust Managers of $312,000, an increase in restricted cash of $3,301,000 and other assets of $10,073,000. In addition, an increase in accounts payable, other liabilities and tenant security deposits of $3,213,000 and an increase in accrued interest of $1,208,000 further increased cash flow provided by operating activities.

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

     Effective January 1, 2000 NAREIT has revised the calculation of FFO to include all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating properties. Although the Trust does not anticipate a significant impact on current FFO calculations as a result of this change, the Trust has deferred costs totaling $1,229,000 at December 31, 1999 related to an ongoing strategic review of alternatives for the Trust. Under the new FFO guidelines, expenses related to these costs cannot be excluded from the calculation of FFO.

Should a strategic transaction not result from this review, the Trust will expense all such deferred costs during 2000.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Net cash provided by (used in) operating
  activities.......................................  $  33,059   $   2,961   $   (776)
                                                     =========   =========   ========
Net cash used in investing activities..............   (141,150)   (179,673)   (61,898)
                                                     =========   =========   ========
Net cash provided by financing activities..........    104,450     171,174     70,347
                                                     =========   =========   ========

     The following table shows the Trust's calculation of FFO:

                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                     1999           1998          1997
                                                 ------------   ------------   -----------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income (Loss)..............................  $    14,606    $   (10,070)   $    1,799
  Exclude effects of:
     Extraordinary items:
       (Gain) loss on extinguishment of debt...          513             23        (2,643)
       Provision for change in control costs...           --          5,780            --
     Gain on sales of real estate..............          200             --        (2,163)
     Provision for possible losses on real
       estate..................................           --         10,060            --
     Real estate depreciation and
       amortization............................       14,083          8,108         3,144
     Income in equity of joint venture.........         (624)            --            --
     Minority interest in operating
       partnerships............................          169           (188)           --
     Non-recurring interest accrual assuming
       future conversion of debt to equity.....           --             --         1,022
                                                 -----------    -----------    ----------
Funds from Operations..........................  $    28,947    $    13,713    $    1,159
                                                 ===========    ===========    ==========
Weighted average Shares and operating
  partnership units outstanding................   20,749,030     12,484,472     3,317,004
                                                 ===========    ===========    ==========

YEAR 2000 ISSUES

     To date, the Trust has not experienced any system failures or miscalculations that could have caused the disruption of operations as a result of the Year 2000 software issues. The Trust's proactive plan was instrumental in insuring that there were no Year 2000 issues associated with internally used hardware and systems. In addition, the Trust is not aware of any Year 2000 issues related to external service providers.

     The Trust does not expect historical and future costs related to the Year 2000 issue to have a material effect on the consolidated financial position or results of operations of the Trust. To date the effect of the Year 2000 problem has not had a material impact on the Trust, but management cannot provide assurance that unforeseen circumstances will not arise which could cause a material adverse effect upon the Trust's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not complement the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of December 31, 1999, the Trust had $2.5 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement (the "Agreement"), DDR was obligated to purchase $115 million of common shares and up to $200 million in additional equity, subject to certain conditions, to fund property acquisitions approved by the Trust's Board. As of December 31, 1999, DDR purchased 9.7 million common shares for $148.6 million. Proceeds related to this agreement were used to fund $143 million in property acquisitions in 1999 as well as the purchase of properties in 1998.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. The Trust completed approximately $135.6 million in permanent fixed rate financings in 1999, including the $41.0 million refinancing of the Prudential Securities bridge loan in January 1999. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplated a $150 million credit line of which Bank One and Wells Fargo Bank have each committed $25 million. The Trust does not currently anticipate further syndication of this line due to the current lack of equity capital availability and the Trust's reduced level of acquisitions. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, has a maximum loan to value ratio of 60%, and matures in January 2001. As of December 31, 1999, the Trust has $19.5 million outstanding under this credit line, which bears interest at LIBOR plus 2.00%. At December 31, 1999, the blended interest rate for the Bank One credit line is 8.47%.

     The Trust also has approximately $48.0 million outstanding under a $75 million PSCC secured acquisition line bearing interest at a variable rate based on the 30 day LIBOR plus 1.55%, currently 8.03% and a maturity date of April 27, 2000. The Trust is currently negotiating an extension of the maturity date of the acquisition credit line. The Trust cannot provide any assurance that such negotiations will result in the extension of the credit line. The Trust anticipates the retirement of this debt through sales of properties or through proceeds from long-term mortgage financings.

     Including the Bank One credit line and the PSCC secured acquisition credit line at December 31, 1999, the Trust had $334.9 million in mortgage debt outstanding, of which approximately $263.8 million was represented by fixed rate debt, including $1.5 million in unamortized debt premium with a weighted average interest rate of 7.40%, and $69.6 million was represented by variable rate debt with a weighted average interest rate of 8.15%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At December 31, 1999, the Trust's total market capitalization (based upon a December 31, 1999 closing share price of $12.375 per share) was approximately $589.9 million. Based upon this amount, the Trust's debt to total market capitalization at December 31, 1999 was 55.7%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given existing acquisition prospects and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future to deleverage the Trust.

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

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $15,769,000 for the year ended December 31, 1999, compared to $7,540,000 for the year ended December 31, 1998. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per share was paid on October 14, 1999 and July 14, 1999 and a $0.20 per share distribution was paid on April 15, 1999 and January 20, 1999. The $0.22 per share distribution declared on November 4, 1999 was paid on January 14, 2000. The Trust declared a distribution of $0.22 per share, payable on April 14, 2000 to shareholders of record on April 5, 2000. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

     On February 18, 1998, the Trust filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Common Shares of Beneficial Interest, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. To date, this shelf registration has not been utilized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Trust's risk management includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

     The Trust's primary market risk exposure is to changes in interest rates. The Trust is exposed to market risk related to its secured acquisition line with PSCC and the Bank One credit line as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The acquisition line and credit line bear interest at variable rates and are subject to fluctuations in the market.

     The Trust also uses long-term and medium-term secured debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Trust typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

     If the interest rate for variable rate debt was 100 basis points higher or lower during 1999, the Trust's interest expense would have been increased or decreased by approximately $1,069,000. There is no fixed rate debt maturing in 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions are as follows:

NAME                           AGE                POSITION(S) AND OFFICE(S) HELD
----                           ---                ------------------------------
Scott A. Wolstein............  47    Chairman of the Board of Trust Managers
Albert T. Adams..............  49    Trust Manager
William H. Bricker...........  68    Trust Manager
T. Patrick Duncan............  51    Trust Manager
Robert H. Gidel..............  48    Trust Manager
Robert E. Giles..............  52    Trust Manager
Edward B. Kelley.............  59    Trust Manager
Stanley J. Kraska, Jr. ......  40    Trust Manager
J. Timothy Morris............  33    Trust Manager
James A. Schoff..............  54    Trust Manager
Charles W. Wolcott...........  47    Trust Manager, President and Chief Executive Officer
Lewis D. Friedland...........  40    Executive Vice President and Chief Operating Officer
Marc A. Simpson..............  45    Senior Vice President and Chief Financial Officer,
                                       Secretary and Treasurer
David B. Warner..............  41    Senior Vice President -- Real Estate Operations

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

     Albert T. Adams was appointed as a Trust Manager on July 30, 1998. Mr. Adams has been a partner with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, since 1984, and has been affiliated with the firm since 1977. Mr. Adams is a graduate of Harvard College, Harvard Business School and Harvard Law School. He serves as a member of the Board of Trustees of the Greater Cleveland Roundtable and of the Western Reserve Historical Society. Mr. Adams also serves as a director of DDR, Associated Estates Realty Corporation, Boykin Lodging Company, Captec Net Lease Realty, Inc. and Dairy Mart Convenience Stores, Inc.

     William H. Bricker has served as a Trust Manager of the Trust since September 1985. Mr. Bricker has served as President of DS Energy Services Incorporated and has consulted in the energy field and on international trade since 1987. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. Mr. Bricker is also a director of the LTV Corporation. He received his Bachelor of Science and Master of Science degrees from Michigan State University.

     T. Patrick Duncan has served as a Trust Manager since December 1996. Mr. Duncan joined USAA Real Estate Company ("Realco") in November 1986 as Chief Financial Officer. With over 24 years of experience, Mr. Duncan serves as Senior Vice President of Real Estate Operations with responsibilities which include the direction of all acquisitions, sales, management and leasing of real estate for USAA-affiliated companies. Mr. Duncan received degrees from the University of Arizona in Accounting and Finance. He is a Certified Public Accountant, Certified Commercial Investment Manager, and holds a Texas Real Estate Broker's License. Mr. Duncan is also a member of the Board of Directors for the Daughters of Charity and a member of the Board of Directors of the North San Antonio Chamber of Commerce.

     Robert H. Gidel was appointed as a Trust Manager on July 30, 1998. Mr. Gidel also serves as a Member of the Board of Directors of Developers Diversified Realty Corporation, Lone Star Opportunity Funds I and II and Fortress Investment Trust. Since 1993, Mr. Gidel has been the managing partner of Liberty Partners, an investment partnership formed to purchase securities interests in private and public real estate companies. He has assumed management and governance roles in many of the companies in which the partnership has invested. He was President of Brazos Partners from 1993 -- 1995, President of Paragon Group, Inc. from 1996 -- 1997 and President of Meridian Point Realty Trust VIII from 1997 -- 1998. Prior to 1993, Mr. Gidel was a Managing Director of Alex. Brown Kleinwort Benson Realty Advisors. He is a graduate of Warrington College of Business at the University of Florida with a major in real estate.

     Robert E. Giles has served as a Trust Manager since March 1996. Mr. Giles is currently Executive Vice President of Crown Castle UK Ltd., a communication sites and wireless network services company. From 1995 to 1999, Mr. Giles was the owner and President of Robert E. Giles Interests, Inc., a real estate consulting and development firm and President of Title Network, Ltd., a national title insurance agency. Mr. Giles was a Vice President with the J.E. Robert Companies, Inc. from 1994 to 1995. From 1990 to 1994, Mr. Giles was President and a Director of National Loan Bank, a publicly-held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles received his Bachelor of Arts degree from University of Texas -- Austin in 1970 and received a Master of Arts degree from University of Texas -- Arlington in 1973.

     Edward B. Kelley has served as a Trust Manager since December 1996. Mr. Kelley is President of USAA Real Estate Company and of La Cantera Development Company. He joined Realco in April 1989 as Executive Vice President and Chief Operating Officer before assuming his new title in August 1989. Mr. Kelley received his Bachelor of Business Administration degree from St. Mary's University in 1964 and a Masters in Business Administration from Southern Methodist University in 1967, and is a Member of the Appraisal Institute ("MAI"). Mr. Kelley is a member of the Board of Directors of USAA Equity Advisors, Inc.

     Stanley J. Kraska, Jr. has served as a Trust Manager since July 1997,when he was appointed as an independent Trust Manager at the request of LaSalle Investment Management (Securities), LP and LaSalle Investment Management. Mr. Kraska has been employed by La Salle Investment Management (Securities) LP or its affiliates since February 1988. He currently serves as Managing Director, with responsibility for private placement investment. Mr. Kraska graduated from Dartmouth College in 1982 with a Bachelor of Arts degree and received a Master of Business Administration degree from Harvard University in 1986.

     J. Timothy Morris has served as a Trust Manager since January 15, 1999. Mr. Morris is a Principal at Morgan Stanley Dean Witter and head of Morgan Stanley's Real Estate Special Situations Program. Mr. Morris has over 12 years of experience at Morgan Stanley in the investment banking and direct investment areas. Prior to heading up the Special Situations initiative, Mr. Morris spent five years in Hong Kong running Morgan Stanley's real estate business for Asia. Mr. Morris currently serves on the board of Grove Property Trust, as well as on the boards of two private REITs. He is a graduate of Indiana University and holds a Bachelor of Science degree in Finance.

     James A. Schoff was appointed as a Trust Manager on July 30, 1998. Mr. Schoff is Vice Chairman of the Board and Chief Investment Officer of DDR. Prior to this, Mr. Schoff served as DDR's Executive Vice President and Chief Operating Officer from the time of the DDR's initial public offering, and he was a principal and executive officer of DDR's predecessors. Mr. Schoff is a graduate of Hamilton College and Cornell University Law School. Mr. Schoff practiced law with the firm of Thompson, Hine and Flory where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff currently serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice.

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

     David B. Warner currently serves as Senior Vice President -- Real Estate Operations. Mr. Warner was hired as Vice President and Chief Operating Officer of the Trust in May 1993. From 1989 through the date he accepted a position with the Trust, Mr. Warner was a Director of the Equity Investment Group for the Prudential Realty Group. From 1985 to 1989, he served in the Real Estate Banking Group of NCNB Texas National Bank. Mr. Warner graduated from the University of Texas at Austin in 1981 with a degree in finance and received a Master of Business Administration from the same institution in 1984.

COMMITTEES OF THE TRUST MANAGERS

     Audit Committee. The Audit Committee of the Trust Managers met seven times during the 1999 fiscal year. The Audit Committee reviews and approves the scope and results of any outside audit of the Trust, and the fees therefore, and makes recommendations to the Trust Managers or management concerning auditing and accounting matters and the efficacy of the Trust's internal control systems. The Audit Committee selects the Trust's independent auditors subject to shareholder ratification. During the 1999 fiscal year, Messrs. Bricker, Kelley, Giles and Gidel served on the Audit Committee. Current members of the Audit Committee are Messrs. Bricker, Kelley, Giles and Gidel.

     Compensation Committee. The Compensation Committee met five times during the 1999 fiscal year. The Compensation Committee recommends to the Board of Trust Managers guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors. The Compensation Committee is also responsible for acting upon all matters concerning, and exercising such authority as is delegated to it under the provisions of, any benefit, retirement or pension plan. During the 1999 fiscal year, Messrs. Bricker, Duncan, Giles and Gidel served on the Compensation Committee. Current members of the Compensation Committee are Messrs. Bricker, Duncan, Giles and Gidel.

     Executive Committee. The Executive Committee was formed in 1998 and granted the power to authorize acquisitions and dispositions not to exceed $50 million and to bind the Trust to capital raising transactions not to exceed $100 million. The Executive Committee met 5 times during 1999. During the 1999 fiscal year, Messrs. Wolstein, Gidel, Duncan, Morris and Wolcott served on the Executive Committee. Current members of the Executive Committee are Messrs. Wolstein, Gidel, Duncan, Morris and Wolcott.

     Special Committee. The Special Committee was formed in 1999 to review strategic alternatives. The Special Committee met 5 times during 1999. During the 1999 fiscal year, Messrs. Bricker, Giles and Morris served on the Special Committee. Current members of the Special Committee are Messrs. Bricker, Giles and Morris.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. Bricker, Duncan, Giles and Gidel. No executive officer of the Trust served as a member of the Compensation Committee or as a director of any other entity, one of whose executive officers served on the Compensation Committee or as a Trust Manager of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to the Trust with respect to the 1999 Fiscal Year or written representations from certain reporting persons that no forms were required, no person failed to disclose on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Trust to the executive officers of the Trust for the three years ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                ANNUAL COMPENSATION                   SECURITIES
NAME AND                                        -------------------    ALL OTHER      UNDERLYING
PRINCIPAL POSITION                       YEAR    SALARY    BONUS(1)   COMPENSATION    OPTIONS(2)
------------------                       ----   --------   --------   ------------   ------------
Charles W. Wolcott.....................  1999   $252,500   $156,000    $  177,378(3)   250,000
  President and CEO                      1998    223,750    152,375     1,120,630(4)   250,000
                                         1997    202,500    153,750         8,071(8)    50,000
Lewis D. Friedland.....................  1999    207,500    107,500        93,378(3)   135,000
  Executive Vice President and COO(9)    1998    178,750    122,563       816,680(5)   135,000
                                         1997    102,462     72,000         5,168(8)    35,000
Marc A. Simpson........................  1999    155,000     64,000        51,378(3)    70,000
  Senior Vice President and CFO,         1998    135,000     66,150       542,305(6)    70,000
  Secretary and Treasurer                1997    117,500     72,000         8,071(8)    20,000
David B. Warner........................  1999    146,250     60,000        51,378(3)    70,000
  Senior Vice President                  1998    131,250     63,788       525,430(7)    70,000
  Real Estate Operations                 1997    117,500     72,000         8,071(8)    20,000

---------------

(1) Represents bonus payments for current year paid in January of the following year.

(2) Represents aggregate amount from initial grant of share options.

(3) Includes Trust's contribution to the Retirement and Profit Sharing Plan for current year made in January of following year, the Employer Match for the Trust's 401(k) plan funded in 1999 and payments made under fully vested dividend equivalent rights granted in April 1998.

(4) Includes change of control payment ($862,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($116,000), vesting of restricted shares ($135,100) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(5) Includes change of control payment ($693,750), payments made under fully vested dividend equivalent rights granted in April 1998 ($58,000), vesting of restricted shares ($57,900) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(6) Includes change of control payment ($472,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(7) Includes change of control payment ($455,625), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(8) Trust's contribution to the Retirement and Profit Sharing Plan for current year made in January of following year.

(9) Hired in May 1997.

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

     On April 29, 1998, the Trust entered into Severance and Change in Control Agreements with each of Messrs. Wolcott, Friedland, Simpson and Warner, which agreements replaced and superseded existing Bonus and Severance Agreements with such officers. Among other things, the agreements provide that, upon a Change in Control (as defined), the respective officer will receive an amount equal to
2.50 times such officer's annualized base salary rate plus targeted bonus amount for the fiscal year in which the first event constituting a Change in Control occurs. In addition, each such officer will receive certain employee benefits for, in general, a one-year period commencing on the date of a Change in Control. Each agreement also provides that (1) if any payment made by the Trust to the respective officer would be subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, the Trust will pay to such officer an additional amount to offset the effects of such excise tax, (2) the Trust agrees to pay certain attorneys' and related fees and expenses incurred by the respective officer to enforce his rights under the agreement, and (3) all unvested awards under the Trust's Employee and Trust Manager Incentive Share Plan shall immediately vest upon a Change in Control and the officer shall have the right to exercise any vested awards during the balance of the award's term. Each agreement commenced on April 29, 1998 and continues for a five-year term and shall automatically renew for one-year terms unless earlier terminated in accordance with the agreement.

CHANGE IN CONTROL

     Per the Severance and Change in Control Agreements, the term "Change in Control" is defined, among other things, as an acquisition of over 33% of the Trust's voting securities. On December 10, 1998, a Change in Control occurred upon the filing by DDR of Amendment No. 3 to Schedule 13D. Accordingly, payments totaling $2,484,375 to Messrs. Wolcott, Friedland, Simpson and Warner were made. In addition, outstanding options to purchase Shares held by these employees became immediately exercisable and the restrictions on any restricted shares held by these employees were lifted.

OPTION GRANTS

     There were no share option grants made in the 1999 Fiscal Year to the Trust's executive officers.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the value of the unexercised options as of December 31, 1999 held by the Trust's executive officers. No options were exercised in the 1999 Fiscal Year by any of the executive officers.

           AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999
                             YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                    OPTIONS AT 12/31/99                12/31/99
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Charles. W. Wolcott...........................    250,000           0            (a)            (a)
Lewis D. Friedland............................    135,000           0            (a)            (a)
Marc A. Simpson...............................     70,000           0            (a)            (a)
David B. Warner...............................     70,000           0            (a)            (a)

---------------

(a) The Trust's share price at December 31, 1999 was $12.375 which is less than the option exercise prices of either $13.625 or $15.00 per share. Therefore, the value of unexercised in-the-money options at December 31, 1999 is zero.

TRUST MANAGER COMPENSATION

     In fiscal year 1999, the Trust paid an annual retainer of $25,000 to non-employee Trust Managers plus $1,000 for each Trust Manager meeting attended in person, $500 for each Trust Manager meeting attended via teleconference, $500 for each committee meeting attended in person and $250 for each committee meeting attended via teleconference. Additionally, the Trust Managers are reimbursed for their expenses incurred in connection with their duties as Trust Managers. Each non-employee Trust Manager has the right to receive his annual retainer in cash and/or Shares. In addition to the annual retainer, Mr. Bricker earned $18,750, Mr. Giles earned $10,250, Mr. Kelley earned $4,750, Mr. Duncan earned $7,750, Mr. Kraska earned $5,750, Mr. Morris earned $7,000, Mr. Wolstein earned $4,750, Mr. Schoff earned $5,250, Mr. Gidel earned $7,250 and Mr. Adams earned $5,500 in 1999 for attendance at Board of Trust Managers and committee meetings. In December 1998, the Trust adopted a deferred compensation plan for non-employee Trust Managers which gives Trust Managers the option to defer receipt of fees otherwise payable. Such deferred fees are credited to a deferral account in units representing Shares. The value of the units is increased or decreased as measured by the market value of Shares. Deferred compensation at December 31, 1999 totaled $40,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Shares by (i) each Trust Manager, (ii) the Trust's Chief Executive Officer and each executive officer of the Trust, (iii) all Trust Managers and executive officers of the Trust as a group, and (iv) to the Trust's knowledge, by any person owning beneficially more than 5% of the outstanding shares of such class, in each case at March 21,

2000. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all Common Shares shown as beneficially owned by such person.

                                                      AMOUNT AND NATURE
                                                        OF BENEFICIAL                  PERCENTAGE
BENEFICIAL OWNER                                          OWNERSHIP                     OF CLASS
----------------                                      -----------------                ----------
Albert T. Adams.....................................          2,000(1)                    *
William H. Bricker..................................          5,400(2)                    *
T. Patrick Duncan...................................          1,200                       *
Robert H. Gidel.....................................          4,048(1)                    *
Robert E. Giles.....................................          8,012(2)                    *
Edward B. Kelley....................................          2,000                       *
Stanley J. Kraska, Jr. .............................          5,000(2)                    *
J. Timothy Morris...................................          1,000(3)                    *
James A. Schoff.....................................          2,000(1)                    *
Charles W. Wolcott..................................        336,000(4)                    1.56%
Scott A. Wolstein...................................          2,006(1)(10)                *
Lewis D. Friedland..................................        160,006(5)                    *
Marc A. Simpson.....................................         90,898(6)                    *
David B. Warner.....................................         79,900(6)                    *
USAA Real Estate Company............................      1,680,086(7)                    7.79%
  9830 Colonnade Boulevard, Suite 600
  San Antonio, Texas 782302239
Morgan Stanley, Dean Witter, Discover & Co.
  The Morgan Stanley Real Estate Special Situations
     Fund II, L.P.
  Morgan Stanley Asset Management Inc. .............      1,999,653(8)                    9.27%
  1585 Broadway New York, New York 10036
LaSalle Investment Management (Securities) LP and
  LaSalle Investment Management.....................      1,502,578(9)                    6.97%
  100 East Pratt Street Baltimore, MD 21202
Scott A. Wolstein and Developers Diversified Realty
  Corporation.......................................      9,756,656(10)                  45.23%
  34555 Chagrin Boulevard Moreland Hills, OH 44022
All Trust Managers and executive officers as a group
  (11 persons)......................................        699,470(1)(2)(3)(4)(5)(6)     3.24%

---------------

 *  Ownership is less than 1% of outstanding Common Shares.

 (1) Includes vested options to purchase 2,000 Common Shares.

 (2) Includes vested options to purchase 5,000 Common Shares.

 (3) Includes vested options to purchase 1,000 Common Shares.

 (4) Includes vested options to purchase 250,000 Common Shares.

 (5) Includes vested options to purchase 135,000 Common Shares.

 (6) Includes vested options to purchase 70,000 Common Shares.

 (7) Based upon Amendment No. 4 to Schedule 13D filed jointly by United Services Automobile Association ("USAA"), USAA Capital Corporation ("USAA CC"), and USAA Real Estate Company ("Realco") on August 6, 1998. USAA is the sole stockholder of USAA CC and USAA CC is the sole stockholder of Realco. Based upon these relationships, USAA, USAA CC, and Realco have shared voting and dispositive power over 1,680,086 Common Shares.

 (8) Based upon Amendment No. 1 to Schedule 13D filed jointly by Morgan Stanley, MSAM and Morgan Stanley Real Estate Special Situations Fund II, L.P. on March 17, 1998 (the "MSAM Schedule 13D"), Morgan Stanley has sole voting and dispositive power over 120,231 Common Shares and shared voting and dispositive power over 1,879,422 Common Shares held by the investors for whom MSAM acts as an investment advisor (the "MSAM Purchasers"). Pursuant to separate investment management agreements between MSAM and MSRE, MSAM has been granted voting and dispositive power with respect to the Common Shares held by MSRE. MSAM has shared voting and dispositive power over 1,879,422 Common Shares held by the MSAM Purchasers and the Morgan Stanley Real Estate Special Situations Fund II, L.P. has shared voting and dispositive power over 652,415 of such Common Shares. Pursuant to separate investment management agreements between MSAM and the MSAM Purchasers, MSAM has been granted voting and dispositive power with respect to the Common Shares held by each of the MSAM Purchasers.

 (9) Based upon Amendment No. 2 to Schedule 13D filed jointly by LaSalle Investment Management (Securities) LP and LaSalle Investment Management on February 10, 1998, (i) LaSalle Investment Management (Securities) LP has sole voting and dispositive power over 480,213 Common Shares and shared voting and dispositive power with respect to 480,212 Common Shares; and
     (ii) LaSalle Investment Management has shared dispositive power with respect to 542,153 Common Shares.

(10) Based upon Amendment No. 6 to Schedule 13D filed jointly by Developers Diversified Realty Corporation and Scott A. Wolstein on August 23, 1999, DDR has sole voting and dispositive power over 9,756,656 Common Shares and Mr. Wolstein has sole voting and dispositive power over 6 Common Shares. Mr. Wolstein, as Chairman of the Board, President and Chief Executive Officer of DDR, may be deemed to beneficially own all shares held by DDR.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bore a fixed rate of interest of 10.25%, provided for quarterly payments of interest and were due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The total interest on such borrowing was $661,000 for 1998. The Trust did not enter into any such borrowings in 1999.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum"), an affiliate of Realco, and DDR, major shareholders of the Trust. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $709,000, leasing commissions of $712,000, brokerage fees of $92,000, and construction management fees of $66,000, for the year ended December 31, 1999. For the year ended December 31, 1998, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. The Trust paid DDR management fees of $17,900 for the year ended December 31, 1999 and $19,000 for the year ended December 31, 1998.

     Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property totaling 290,991 nrsf located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefore, issued approximately $16.1 million in Shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date.

     On November 20, 1998, the Trust purchased undeveloped land from DDR in the amount of $2.3 million plus interest. The purchase was accomplished through the issuance of Shares to DDR in accordance with the Share Purchase Agreement dated July 30, 1998. This land was then contributed by the Trust to a joint venture with a third party.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the years ended December 31, 1999 and December 31, 1998, this Trust Manager paid $24,400 and $9,800 in lease payments to the Trust, respectively.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedule:

          See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Form 10-K.

     (3) Exhibits:

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           2.1           -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823 and
                            incorporated herein by reference)
           2.2           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)
           2.3           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
           2.4           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
           2.5           -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           2.6           -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)
           2.7           -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)
           2.8           -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)
           2.9           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
           2.10          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.11          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.12          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.13          -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
           3.1           -- Third Amended and Restated Declaration of Trust
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
           3.2           -- First Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.2 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.3           -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.3 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.4           -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.4 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.5           -- Fifth Amended and Restated Bylaws (incorporated herein by reference from Exhibit 3.5 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           3.6           -- Amendment to the Fifth Amended and Restated Bylaws
                            (incorporated herein by reference from Exhibit 3.6 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
           3.7           -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)
           4.1           -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)
           4.2           -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
          10.1           -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)
          10.2           -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
          10.3           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.4           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.5           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.6           -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)
          10.7           -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.8           -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
          10.9           -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.10          -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
          10.11          -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)
          10.12          -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
          10.13          -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)
          10.14          -- 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
          10.15          -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
          10.16          -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
          10.17          -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
          10.18          -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
          10.19          -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.2 o Form 8-K of the Trust dated
                            November 22, 1994)
          10.20          -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
          10.21          -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
          10.22          -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.23          -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
          10.24          -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)
          10.25          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
          10.26          -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.27          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
          10.28          -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.29          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
          10.30          -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.31          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)
          10.32          -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.33          -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.34          -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.35          -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
          10.36          -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)
          10.37          -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
          10.38          -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)
          10.39          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
          10.40          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
          10.41          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
          10.42          -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
          10.44          -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.45          -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
          10.46          -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.47          -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.48          -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.49          -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
          10.50          -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.51          -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
          10.52          -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
          10.53          -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.54          -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)
          10.55          -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
          10.56          -- Common Share Purchase dated as of January 29, 1998, by
                            and between the Trust and Praedium (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.57          -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
          10.58          -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)
          10.59          -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
          10.60          -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
          10.61          -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)
          10.62          -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.63          -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)
          10.64          -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
          10.65          -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.65 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          10.66          -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust (incorporated herein by
                            reference from Exhibit 10.66 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
          10.67          -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)
          10.68          -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)
          10.69          -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
          10.70          -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
          10.71          -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
          10.72          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)
          10.73          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
          10.74          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
          10.75          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)
          10.76          -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.77          -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)
          10.78          -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
          10.79          -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.80          -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.81          -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
          10.82          -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.83          -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
          10.84          -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)
          10.85          -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
          10.86          -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
          10.87          -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)
          10.88          -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
          10.89          -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
          10.90          -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
          10.91          -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.92          -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.93          -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
          10.94          -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
          10.95          -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)
          10.96          -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
          10.97          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.98          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.99          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.100         -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.101         -- Agreement of Purchase and Sale, dated as of November 12,
                            1998, by and between Lincoln-Whitehall Realty, L.L.C.,
                            Lincoln-Whitehall Pacific, L.L.C., WHLNF Real Estate
                            Limited Partnership, WHSUM Real Estate Limited
                            Partnership (collectively, "Whitehall") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K/A of
                            the Trust filed with the Commission on March 31, 1999)
          10.102         -- Amendment to Agreement of Purchase and Sale, dated
                            November 23, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.103         -- Second Amendment to Agreement of Purchase and Sale, dated
                            December 11, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.104         -- Amended and Restated Second Amendment to Agreement of
                            Purchase and Sale dated December 11, 1998, by and among
                            Whitehall and the Trust (incorporated herein by reference
                            from Exhibit 10.4 to Form 8-K/A of the Trust filed with
                            the Commission on March 31, 1999)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.105         -- Third Amendment to Agreement of Purchase and Sale, dated as of December 22, 1998, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.5
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.106         -- Fourth Amendment to Agreement of Purchase and Sale, dated as of January 7, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.6
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.107         -- Fifth Amendment to Agreement of Purchase and Sale, dated as of January 11, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.108         -- Sixth Amendment to Agreement of Purchase and Sale, dated as of January 13, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.8
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         *21.1           -- Listing of Subsidiaries
         *23.1           -- Consent of Ernst & Young LLP
         *24.1           -- Power of Attorney (Included on signature page hereto)
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith

     (b) Reports on Form 8-K:

     There were no events reported on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                        AMERICAN INDUSTRIAL PROPERTIES REIT

                                               /s/ CHARLES W. WOLCOTT
                                        ----------------------------------------
                                                  Charles W. Wolcott,
                                           Trust Manager, President and Chief
                                                   Executive Officer

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                 /s/ ALBERT T. ADAMS                   Trust Manager                    March 29, 2000
-----------------------------------------------------
                   Albert T. Adams

               /s/ WILLIAM H. BRICKER                  Trust Manager                    March 29, 2000
-----------------------------------------------------
                 William H. Bricker

                /s/ T. PATRICK DUNCAN                  Trust Manager                    March 29, 2000
-----------------------------------------------------
                  T. Patrick Duncan

                 /s/ ROBERT H. GIDEL                   Trust Manager                    March 29, 2000
-----------------------------------------------------
                   Robert H. Gidel

                                                       Trust Manager                    March 29, 2000
-----------------------------------------------------
                   Robert E. Giles

                /s/ EDWARD B. KELLEY                   Trust Manager                    March 29, 2000
-----------------------------------------------------
                  Edward B. Kelley

             /s/ STANLEY J. KRASKA, JR.                Trust Manager                    March 29, 2000
-----------------------------------------------------
               Stanley J. Kraska, Jr.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ J. TIMOTHY MORRIS                  Trust Manager                    March 29, 2000
-----------------------------------------------------
                  J. Timothy Morris

                 /s/ JAMES A. SCHOFF                   Trust Manager                    March 29, 2000
-----------------------------------------------------
                   James A. Schoff

               /s/ CHARLES W. WOLCOTT                  Trust Manager, President and     March 29, 2000
-----------------------------------------------------    Chief Executive Officer
                 Charles W. Wolcott                      (Principal Executive Officer)

                                                       Trust Manager and Chairman of    March 29, 2000
-----------------------------------------------------    the Board of Trust Managers
                  Scott A. Wolstein

                 /s/ MARC A. SIMPSON                   Senior Vice President and Chief  March 29, 2000
-----------------------------------------------------    Financial Officer, Secretary
                   Marc A. Simpson                       and Treasurer (Principal
                                                         Accounting and Financial
                                                         Officer)

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997......................   F-3
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1999, 1998 and 1997...   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-6
  Notes to Consolidated Financial Statements................   F-8
Financial Statement Schedule:
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-23
  Notes to Schedule III.....................................  F-25

     All other financial statements and schedules not listed have been omitted because the required information is either included in the Consolidated Financial Statements and the Notes thereto as included herein or is not applicable or required.

                         REPORT OF INDEPENDENT AUDITORS

Trust Managers and Shareholders
American Industrial Properties REIT:

     We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industrial Properties REIT at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP
                                            ------------------------------------

Dallas, Texas
February 3, 2000,
except for Note 17, as to which the date is March 17, 2000

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Property Revenues
  Rents................................................  $    71,028   $    39,559   $    9,367
  Tenant reimbursements................................       15,854         8,798        2,834
                                                         -----------   -----------   ----------
          Total Property Revenues......................       86,882        48,357       12,201
                                                         -----------   -----------   ----------
Property Expenses
  Property taxes.......................................        9,453         4,980        1,607
  Property management fees.............................        1,678         1,474          418
  Utilities............................................        4,051         2,673          480
  General operating....................................        3,864         2,489          891
  Repairs and maintenance..............................        3,330         2,218          524
  Other property operating expenses....................        4,508         2,212          395
                                                         -----------   -----------   ----------
          Total Property Expenses......................       26,884        16,046        4,315
                                                         -----------   -----------   ----------
Income from Property Operations........................       59,998        32,311        7,886
Trust administration and overhead......................       (4,628)       (3,729)      (2,504)
Depreciation...........................................      (13,819)       (7,928)      (2,774)
Amortization...........................................         (716)         (455)        (383)
Interest and other income..............................          735           705          546
Interest on notes payable..............................         (111)         (869)      (1,462)
Interest on mortgages payable..........................      (26,451)      (14,270)      (4,316)
Provision for possible losses on real estate...........           --       (10,060)          --
                                                         -----------   -----------   ----------
Income (Loss) from operations..........................       15,008        (4,295)      (3,007)
Minority interests in consolidated subsidiaries........         (313)           28           --
Gain (Loss) on sales of real estate....................         (200)           --        2,163
Income in equity of joint venture......................          624            --           --
                                                         -----------   -----------   ----------
Gain (Loss) before extraordinary items.................       15,119        (4,267)        (844)
Extraordinary items:
Gain (Loss) on extinguishment of debt..................         (513)          (23)       2,643
Provision for change in control costs..................           --        (5,780)          --
                                                         -----------   -----------   ----------
NET INCOME (LOSS)......................................  $    14,606   $   (10,070)  $    1,799
                                                         ===========   ===========   ==========
PER SHARE DATA (BASIC AND DILUTED)
  Gain (Loss) before extraordinary items...............  $      0.74   $     (0.35)  $    (0.26)
  Extraordinary gain (loss)............................        (0.03)        (0.47)        0.80
                                                         -----------   -----------   ----------
  Net income (loss)....................................  $      0.71   $     (0.82)  $     0.54
                                                         ===========   ===========   ==========
  Distributions declared...............................  $      0.86   $      0.78   $       --
                                                         ===========   ===========   ==========
  Weighted average Shares outstanding..................   20,513,356    12,251,591    3,316,788
                                                         ===========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Real estate:
  Held for investment.......................................  $627,831   $476,641
  Held for sale.............................................    14,355     28,491
                                                              --------   --------
  Total real estate.........................................   642,186    505,132
  Accumulated depreciation..................................   (46,931)   (33,449)
                                                              --------   --------
  Net real estate...........................................   595,255    471,683
Cash and cash equivalents:
  Unrestricted..............................................     2,504      6,145
  Restricted................................................     5,716      5,422
                                                              --------   --------
  Total cash and cash equivalents...........................     8,220     11,567
Other assets, net...........................................    17,207     17,080
                                                              --------   --------
          Total Assets......................................  $620,682   $500,330
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................  $334,873   $252,481
  Unsecured notes payable to related parties................        --     14,058
  Accrued interest..........................................     2,229      1,477
  Accounts payable, accrued expenses and other
     liabilities............................................    15,587     17,651
  Tenant security deposits..................................     2,954      2,138
                                                              --------   --------
          Total Liabilities.................................   355,643    287,805
                                                              --------   --------
Minority interests..........................................     6,551      6,946
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000
  Shares; issued and outstanding 21,091,853 shares at 1999
     and 17,201,591
  Shares at 1998............................................     2,109      1,721
  Additional paid-in capital................................   385,293    330,031
  Less 165,755 shares in treasury at 1999 and 165,886 shares
     at 1998, at cost.......................................    (2,226)    (2,226)
  Accumulated distributions.................................   (86,102)   (68,756)
  Accumulated deficit.......................................   (40,586)   (55,191)
                                                              --------   --------
          Total Shareholders' Equity........................   258,488    205,579
                                                              --------   --------
          Total Liabilities and Shareholders' Equity........  $620,682   $500,330
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                             SHARES OF
                                        BENEFICIAL INTEREST   ADDITIONAL   RETAINED     TREASURY STOCK
                                        -------------------    PAID-IN     EARNINGS    -----------------
                                          NUMBER     AMOUNT    CAPITAL     (DEFICIT)   NUMBER    AMOUNT     TOTAL
                                        ----------   ------   ----------   ---------   -------   -------   --------
Balance at January 1, 1997............   2,000,000   $  200    $127,856    $(105,373)       --   $    --   $ 22,683
  Issuance of additional Shares.......   7,817,171      782      97,133           --        --        --     97,915
  Repurchase of Shares................          --       --          --           --    42,103      (626)      (626)
  Net income..........................          --       --          --        1,799        --        --      1,799
                                        ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31, 1997..........   9,817,171      982     224,989     (103,574)   42,103      (626)   121,771
  Issuance of additional Shares.......   7,384,420      739     105,042           --        --        --    105,781
  Repurchase of Shares................          --       --          --           --   123,783    (1,600)    (1,600)
  Net income..........................          --       --          --      (10,070)       --        --    (10,070)
  Distributions to Shareholders.......          --       --          --      (10,303)       --        --    (10,303)
                                        ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31, 1998..........  17,201,591    1,721     330,031     (123,947)  165,886    (2,226)   205,579
  Issuance of additional Shares.......   3,890,262      388      55,262           --      (131)       --     55,650
  Net income..........................          --       --          --       14,606        --        --     14,606
  Distributions to Shareholders.......          --       --          --      (17,347)       --        --    (17,347)
                                        ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31, 1999..........  21,091,853   $2,109    $385,293    $(126,688)  165,755   $(2,226)  $258,488
                                        ==========   ======    ========    =========   =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  14,606   $ (10,070)  $  1,799
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     (Gain) Loss on extinguishment of debt..................         90          --     (2,643)
     Change in control costs................................         --       2,960         --
     (Gain) Loss on sales of real estate....................        200          --     (2,163)
     Provisions for possible loss on real estate............         --      10,060         --
     Minority interest in consolidated subsidiaries.........        313         (28)        --
     Depreciation...........................................     13,819       7,928      2,774
     Amortization of deferred financing costs...............      1,461         584        195
     Other amortization.....................................        220         168        383
     Issuance of Shares to Trust Managers...................        129         312        115
     Interest accrued assuming future conversion of debt to
       equity...............................................         --          --      1,022
  Changes in operating assets and liabilities:
     Other assets and restricted cash.......................      5,614     (13,374)    (2,337)
     Accounts payable, other liabilities and tenant security
       deposits.............................................     (4,144)      3,213        147
     Accrued interest.......................................        752       1,208        (68)
                                                              ---------   ---------   --------
          Net Cash Provided By (Used In) Operating
            Activities......................................     33,059       2,961       (776)
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate....................     17,356          --      7,129
  Capitalized expenditures..................................    (15,769)     (7,540)    (1,911)
  Acquisition of real estate and related working capital....   (142,737)   (172,133)   (67,116)
                                                              ---------   ---------   --------
          Net Cash Used In Investing Activities.............   (141,150)   (179,673)   (61,898)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable............   (197,968)    (49,163)    (6,340)
  Proceeds from mortgage financing..........................    266,797     202,436     44,001
  Payment of deferred loan costs............................     (3,029)     (1,852)      (169)
  Proceeds from sale of common shares.......................     55,458      28,578     33,481
  Purchase of treasury shares...............................         --      (1,600)      (626)
  Distributions to Shareholders.............................    (16,164)     (6,880)        --
  Redemption of limited partnership units...................       (329)         --         --
  Distributions to limited partnership unit holders.........       (315)       (345)        --
                                                              ---------   ---------   --------
Net Cash Provided By Financing Activities...................    104,450     171,174     70,347
                                                              ---------   ---------   --------
Net (Decrease) Increase in Cash and Cash Equivalents........     (3,641)     (5,538)     7,673
Cash and Cash Equivalents at Beginning of Year..............      6,145      11,683      4,010
                                                              ---------   ---------   --------
Cash and Cash Equivalents at End of Year....................  $   2,504   $   6,145   $ 11,683
                                                              =========   =========   ========
Cash Paid for Interest......................................  $  24,349   $  13,634   $  4,629
                                                              =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of 11 properties and an undeveloped tract of land in 1999, the Trust assumed approximately $1.9 million of accounts payable and tenant security deposits.

     As a result of the acquisition of 29 properties in 1998, the Trust issued $34.2 million in common shares, $0.9 million in limited partnership units, received approximately $0.6 million in other assets and assumed approximately $1.2 million of accounts payable and tenant security deposits.

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

     In 1999 the Trust redeemed 29,167 limited partnership units resulting in an increase to Shareholder's equity of $0.06 million.

     Real Estate Held for Sale. During 1999, the Trust reclassified six properties and four tracts of land with a cost basis of $33.5 million to real estate held for sale. As of December 31, 1999, three of the industrial properties and one tract of land have been sold. During 1999, the Trust did not receive an acceptable offer for the retail property classified as held for sale at December 31, 1998. This property, with a cost basis of $29.4 million, was reclassified to held for investment at December 31, 1999 and depreciation expense was recorded for the full year.

     Debt Conversion. During 1998, the Trust issued $42.7 million of Shares to DDR in exchange for unsecured notes payable to DDR. During 1997, the Trust issued $5.5 million of Shares to Realco in exchange for unsecured notes payable to Realco.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     General. American Industrial Properties REIT is a self-administered Texas real estate investment trust which, as of December 31, 1999, directly or indirectly owns and operates commercial real estate properties consisting of industrial properties, office buildings and 2 retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985.

     Principles of Consolidation. The consolidated financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly-owned subsidiaries and controlled subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Joint ventures and other non-controlled subsidiaries are accounted for under the equity method of accounting. The Trust recognizes its proportionate share of earnings as income in equity in joint ventures in the accompanying statements of operations.

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

     Cash and Cash Equivalents. Cash equivalents include demand deposits and all highly liquid instruments purchased with an original maturity of three months or less. Restricted cash amounts reflect escrow deposits held by third parties for the payment of taxes and insurance and reserves held by third parties for property repairs or tenant improvements. Certain escrow deposits held by third parties are non-interest bearing.

     Other Assets. Other assets primarily consist of direct costs related to potential property acquisitions, deferred rents receivable, deferred commissions and loan fees. Potential third party property acquisition costs are capitalized and depreciated on a straight-line basis over the life of the asset when the asset is acquired. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $2,916,000 and $1,398,000 at December 31, 1999 and 1998, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to

                      AMERICAN INDUSTRIAL PROPERTIES REIT

$234,000, $172,000 and $94,000 for the years ended December 31, 1999, 1998 and
1997, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Income Tax Matters. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year. The Trust had taxable income for the years ended December 31, 1998 and December 31, 1997 and expects to report taxable income for the year ending December 31, 1999.

     The Trust has a net operating loss carry forward from 1998 and prior years of approximately $34,301,000. The net operating losses are subject to restrictions on their use due to an ownership change, and as such, can only be used against approximately $1,200,000 of taxable income per year. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004. Management intends to operate the Trust in such a manner as to continue to qualify as a REIT and to continue to distribute cash flow in excess of taxable income.

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

     Concentrations. As of December 31, 1999, the Trust owns 74 real estate properties in 11 states. The Trust's industrial properties are concentrated in the Texas market with 23 of the 57 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the west with 7 of the 15 located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Segment Reporting. The Trust classifies its reportable segments by property type. See Note 15 for the Trust's segment disclosures.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At December 31, 1999 and 1998, real estate was comprised of the following:

                                                               1999           1998
                                                           ------------   ------------
Held for investment:
  Land...................................................  $155,264,000   $102,891,000
  Buildings and improvements.............................   472,567,000    373,750,000
                                                           ------------   ------------
                                                            627,831,000    476,641,000
                                                           ------------   ------------
Held for sale:
  Land...................................................     4,302,000      6,000,000
  Buildings and improvements.............................    10,053,000     22,491,000
                                                           ------------   ------------
                                                             14,355,000     28,491,000
                                                           ------------   ------------
          Total..........................................  $642,186,000   $505,132,000
                                                           ============   ============

     During 1999, the Trust purchased a portfolio of nine properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings secured under a secured bridge loan with PSCC and $51.8 million in common shares issued to DDR. During 1999, the Trust also acquired a portfolio of two properties for $15.8 million. The purchase price was primarily funded under a secured line of credit with Bank One and $5.5 million in common shares issued to DDR.

     During 1999, the Trust reclassified six industrial properties and four tracts of land from held for investment to held for sale. One tract of land was sold in the second quarter of 1999 for $350,000 resulting in a $37,000 gain. The Trust sold two industrial properties in the third quarter of 1999 resulting in a net loss of approximately $59,000. The Trust sold an industrial property in the fourth quarter of 1999 resulting in a net loss of approximately $178,000. The remaining three industrial properties and three tracts of vacant land are not located in target markets currently identified by the Trust for future investment. At December 31, 1999, the Trust has contracts pending to sell two of the three remaining industrial properties and anticipates consummation these sales in the first quarter of 2000. The Trust's intent is to sell the remaining industrial property and three tracts of vacant land in 2000. These properties are included in the "Industrial" operating segment and reported net operating income of $1.3 million for the year ended December 31, 1999 and $1.3 million for the year ended December 31, 1998.

     During 1999, a joint venture, 50% owned by the Trust, sold a light industrial property. The Trust's investment in the joint venture was approximately $2.5 million. The Trust earned approximately $0.6 million from this joint venture.

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

     At December 31, 1998, the Trust recorded a $10.1 million write down of its retail property in Denver, Colorado and reclassified the property from held for investment to held for sale. The Trust's intent was to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. Although offers were received, none of the offers were deemed acceptable and the property has

                      AMERICAN INDUSTRIAL PROPERTIES REIT
been reclassified back to held for investment as of December 31, 1999 to reflect the Trust's intent to hold this property. The Trust recaptured depreciation expense for the full year of 1999 for this property.

     The Trust did not sell any properties in 1998.

     The Trust has changed its capitalization policy with respect to internal acquisition costs. On March 19, 1998, the Trust ceased the capitalization of costs related to its internal acquisition department. The Trust capitalized $160,000 of such costs through March 19, 1998.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At December 31, 1999, 73 of the Trust's 74 properties were subject to liens securing mortgage notes payable with principal balances totaling $334,873,000 including $1,463,000 of debt premiums (see Note 2). Of this amount, approximately $263,792,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.40%, and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $69,619,000. The variable rate debt consists of $50,119,000 under the Trust's PSCC secured acquisition credit line as well as $19,500,000 under its Bank One secured line of credit. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and matures in April 2000. The Trust is currently negotiating an extension of the maturity date of the acquisition credit line. The Trust cannot provide any assurance that such negotiations will result in the extension of the credit line. The Bank One line of credit, which provides for a variable rate spread based upon the company's overall debt leverage, currently bears interest at the 30 day LIBOR plus 2.00% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at December 31, 1999 are 8.03% and 8.47%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 1999 and December 31, 1998, the unamortized debt premiums were $1,463,000 and $1,958,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of December 31, 1999.

     Principal payments during each of the next five years are as follows:
$54,767,000 in 2000, $52,170,000 in 2001, $19,549,000 in 2002, $27,355,000 in
2003, $11,884,000 in 2004, and $167,685,000 thereafter. Of the amount due in
2000, $50,119,000 is due under the Trust's acquisition credit line. The Trust is currently negotiating an extension of the maturity date of the acquisition credit line. The Trust cannot provide any assurance that on-going negotiations will result in the extension on this credit line.

     During 1999 the Trust recognized an extraordinary loss on extinguishment of debt of $513,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of $88 million of mortgage debt.

     At December 31, 1998, 51 of the Trust's 65 properties were subject to liens securing mortgage notes payable with principal balances totaling $252,481,000, including $1,958,000 of debt premiums (see Note 2). Of this amount, approximately $141,308,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.25% to 9.13%, a stated weighted average interest rate of 8.01% and maturity dates in 2001 to 2016. Mortgage notes payable with variable interest rates consisted of $68,523,000 and $42,650,000 under the Trust's secured acquisition credit line and secured bridge loan, respectively. The acquisition credit line and bridge loan bear interest at the 30 day LIBOR plus 1.75% and mature in April, 1999 and January, 1999 as extended, respectively. The interest rate on these loans at December 31, 1998 was 7.38%.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Colorado retail property. The source of the contamination is apparently related to underground storage tanks ("USTs") located on an adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent USTs has submitted an amended corrective Action Plan to the Colorado Department of Public Health and Environment and awaits permission to upgrade its remediation system to address the contamination.

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

  Litigation

     On August 20, 1997, the Trust was named as a defendant in a lawsuit related to the January 1998 merger between the Trust and four real estate limited partnerships. The lawsuit purported to be both a class action and a derivative lawsuit against the defendants. The plaintiffs asserted various claims, including breach of fiduciary duty and various securities law violations, against the parties to the merger and certain individuals and were seeking monetary damages. On February 3, 2000, the Court issued a summary judgment in favor of the Trust dismissing this securities class action lawsuit. The Court, in making its ruling, held that the plaintiffs failed to offer admissible evidence to show they had been damaged. The deadline for the plaintiffs to file their notice of appeal has passed. At this time, the Trust has not received any indication that the plaintiffs have pursued an appeal. Although management cannot predict the outcome of the possible appeal of such litigation, management does not expect the liabilities, if any, that may ultimately result from such legal actions to have a material adverse effect on the consolidated financial position or results of operations of the Trust.

     On April 13, 1998, the Trust was named as a defendant in an additional purported class action lawsuit related to the Trust's merger with the four real estate limited partnerships. The plaintiffs asserted various claims, including breach of fiduciary and contractual duties and various securities law violations, against the parties to the merger. In December 1999, the defendants settled this lawsuit. The Trust's share of the settlement cost was approximately $58,000.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. and AIP Operating, L.P. have 179,085 and 29,166 limited partnership units outstanding, respectively, as of December 31, 1999 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements. In December 1999, 29,167 AIP Operating L.P. limited partnership units were redeemed for approximately $330,000 resulting in an increase in Shareholders' equity of $63,000.

     AIP-SWAG Operating L.P. and AIP Operating, L.P. had 179,085 and 58,333 limited partnership units outstanding, respectively, as of December 31, 1998.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 Shares. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of December 31, 1999, 20,926,098 shares are issued and outstanding.

     The Trust is authorized to issue up to 50,000,000 Preferred Shares of Beneficial Interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 1999, no Preferred Shares of Beneficial Interest were issued.

     The 1998 Share repurchase program resulted in the Trust purchasing 123,783 Shares in the open market, for an aggregate cost of $1,598,000. These Shares are held in Treasury. As of December 31, 1999, the Trust has a total of 165,755 Shares held in Treasury.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Agreement, the transaction has three stages. The first stage of equity investment, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust had issued an additional 3,683,584 common shares related to the second stage of the Agreement at a price of $15.50 per share to fund property acquisitions. The common shares issued in the first and second stages are of the same class as the Trust's existing common shares and are entitled to the same voting and distribution rights as all common shares, subject to certain restrictions on the resale of the common shares. The remainder of the second stage, 1,543,005 common shares at $15.50 per share, and the entire third stage, which provided for a potential $200 million of equity investment, had not occurred as of December 31, 1998.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     During the twelve months ended December 31, 1999, the Trust issued 3,765,454 common shares to DDR in connection with the purchase of 11 properties (see Note 2), 113,836 common shares were issued in connection with the Dividend Reinvestment Plan and 11,103 common shares were issued to Trust Managers that elected to receive base fee compensation in common shares. In total the Trust issued 3,890,393 common shares 1999. In accordance with the Agreement, the Shares issued to DDR in 1999 were at an average price of $15.22 per share.

     Share Incentive Plans. The Trust adopted the Employee and Trust Managers Incentive Share Plan (the "Plan") for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership. All awards under the Plan are determined by the Compensation Committee of the Board of Trust Managers. A maximum limit of 10% of the total number of Shares outstanding at any time on a fully-diluted basis may be issued under the Plan.

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

     On an annual basis, each non-employee Trust Manager shall receive a non-qualified share option to purchase 1,000 common shares. Each of these non-employee Trust Manager options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant. During 1999, 1998 and 1997, 10,000, 10,000 and 7,000 common shares were granted, respectively.

     During 1998, pursuant to the plan, the Trust Managers granted share options to purchase 460,000 common shares to 12 members of management. The exercise price of the options granted is $13.625. In addition, the Board approved the award of 27,000 restricted shares to the Trust's senior officers. The restricted shares vest annually beginning on the first anniversary date of the date of grant.

     In 1999, 10,000 share options were granted to a new member of management and 10,000 share options, originally issued in 1998, were canceled due to employee terminations. All options vest annually over a five year period, beginning on the date of grant.

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

     The Trust has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee share options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") requires use of

                      AMERICAN INDUSTRIAL PROPERTIES REIT
option valuation models that were not developed for use in valuing employee share options. Under APB 25, because the exercise price of the Trust's employee share options equals the market price of the underlying Shares on the date of grant, no compensation expense is recognized.

     At December 31, 1999, 726,000 options are outstanding of which 688,000 are fully vested. The remaining 38,000 options vest annually through February 2003. The term of these options range from June 2007 through December 2009.

     Pro forma information regarding net income and earnings per share is required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rates of 4.80% to 6.52%; a dividend yield of 4.96% to 7.50%; volatility factors of the expected market price of the Trust's Shares of .288; and a weighted-average expected life of the options of 7 years.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.80% to 6.50%; a dividend yield of 4.96% to 5.50%; volatility factors of the expected market price of the Trust's Shares of .275 to .283; and a weighted-average expected life of the options of 7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Trust's pro forma information follows (in thousands except for earnings per Share information):

                                                    1999                      1998
                                           -----------------------   -----------------------
                                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                           -----------   ---------   -----------   ---------
Pro forma net income.....................    $14,606      $14,579     $(10,070)    $(10,350)
                                             =======      =======     ========     ========
Pro forma earnings/(loss) per
  Share -- basic and diluted.............    $  0.71      $  0.71     $  (0.82)    $  (0.84)
                                             =======      =======     ========     ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     A summary of the Trust's share option activity, and related information for the year ended December 31 follows:

                                                  1999                         1998
                                       --------------------------   --------------------------
                                                 WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                       OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                       -------   ----------------   -------   ----------------
                                        (000)                        (000)
Outstanding-beginning of year........     716         $13.71           139         $14.99
Granted..............................      20          11.75           577          13.42
Exercised............................      --             --            --             --
Forfeited............................     (10)         13.63            --             --
                                        -----         ------         -----         ------
Outstanding-end of year..............     726         $13.67           716         $13.71
                                        =====         ======         =====         ======
Exercisable at end of year...........     688         $13.70           668         $14.85
                                        =====         ======         =====         ======
Weighted-average fair value of
  options granted during the year....   $1.70                        $2.74
                                        =====                        =====

     The options outstanding at December 31, 1999 have exercise prices ranging from $11.125 to $15.00 per share and have a weighted average contractual remaining life of 8.25 years. At December 31, 1999, there were 1,366,610 options that have not been granted under the Plan.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 shares at $17.50 per Share. The warrants expire on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS:

     A $0.22 per share distribution was paid on October 14, 1999 and on July 14, 1999. A $0.20 per share distribution was paid on April 15, 1999 and on January 20, 1999. On November 4, 1999, the Trust declared a distribution of $0.22 per share, payable on January 14, 2000 to shareholders of record on January 6, 2000. On February 24, 2000, the Trust declared a distribution of $0.22 per Share payable on April 14, 2000, to shareholders of record on April 5, 2000 (See Note
17). Distributions totaling $0.84 per share were paid in 1999.

NOTE 9 -- OPERATING LEASES:

     The Trust's properties are leased to others under operating leases with expiration dates ranging from 2000 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 1999 are as follows:

YEAR                                                        AMOUNT
----                                                     ------------
2000..................................................   $ 75,743,000
2001..................................................     63,874,000
2002..................................................     49,121,000
2003..................................................     35,396,000
2004..................................................     24,203,000
Thereafter............................................     33,091,000
                                                         ------------
                                                         $281,428,000
                                                         ============

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES:

     During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed rate of interest of 10.25%, provide for quarterly payments of interest and were due thirty days after

                      AMERICAN INDUSTRIAL PROPERTIES REIT
demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The total interest on such borrowing was $661,000 for 1998. The Trust did not enter into any such borrowings in 1999.

     Certain real estate investments are managed by Quorum, an affiliate of Realco, and DDR, major shareholders of the Trust. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $709,000, leasing commissions of $712,000, brokerage fees of $92,000, and construction management fees of $66,000, for the year ended December 31, 1999. For the year ended December 31, 1998, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. The Trust paid DDR management fees of $17,900 for the year ended December 31, 1999 and $19,000 for the year ended December 31, 1998.

     Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property totaling 290,991 nrsf located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefore, issued approximately $16.1 million in Shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date.

     On November 20, 1998, the Trust purchased undeveloped land from DDR in the amount of $2.3 million plus interest. The purchase was accomplished through the issuance of Shares to DDR in accordance with the Share Purchase Agreement dated July 30, 1998. This land was then contributed by the Trust to a joint venture with a third party.

     The Trust currently leases space to an individual serving as a Trust Manager at competitive market rates. For the years ended December 31, 1999 and December 31, 1998, this Trust Manager paid $24,400 and $9,800 in lease payments to the Trust, respectively.

     At December 31, 1999, DDR and Realco owned approximately 46.1% and 8.0% of the common shares outstanding, respectively.

NOTE 11 -- RETIREMENT AND PROFIT SHARING PLAN:

     During 1993, the Trust adopted a retirement and profit sharing plan which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed one month of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. In 1999, the Trust amended the plan to provide for non-discretionary employer matching contributions. Subject to certain limitations, the Trust will match up to 50% of the first 6% contributed by an employee. Discretionary contributions by the Trust related to the years ended December 31, 1999, 1998 and 1997 were $43,000, $70,000 and $40,000, respectively. Non-discretionary employer matching contributions in 1999 were approximately $71,000.

NOTE 12 -- CHANGE IN CONTROL COSTS:

     During 1998, the Trust recognized costs related to a change in control of $5,780,000. The costs related to change in control include approximately $2,484,000 for payments made to the Trust's senior officers pursuant to severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the estimated fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related

                      AMERICAN INDUSTRIAL PROPERTIES REIT
to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers.

     The Trust amortizes the accrual for dividend equivalent rights as dividends are paid by the Trust. As of December 31, 1999 the unamortized accrual is $2,612,800.

NOTE 13 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999           1998          1997
                                                -----------   ------------   ----------
Basic and diluted earnings per share:
Numerator:
  Income/(loss) before extraordinary items....  $15,119,000   $ (4,267,000)  $ (844,000)
  Extraordinary items.........................     (513,000)    (5,803,000)   2,643,000
                                                -----------   ------------   ----------
          Net income/(loss)...................  $14,606,000   $(10,070,000)  $1,799,000
                                                ===========   ============   ==========
Denominator:
  Weighted average shares.....................   20,513,356     12,251,591    3,316,788
                                                -----------   ------------   ----------
Basic and diluted earnings per share:
  Income/(loss) before extraordinary items....  $      0.74   $      (0.35)  $    (0.26)
  Extraordinary items.........................        (0.03)         (0.47)        0.80
                                                -----------   ------------   ----------
          Net income/(loss)...................  $      0.71   $      (0.82)  $     0.54
                                                ===========   ============   ==========

     Options to purchase 726,000 common shares at prices ranging from $11.125 to $15.00 per Share were outstanding at December 31, 1999. During 1999, 20,000 share options were granted (10,000 to a new member of management, and 10,000 to Trust Managers) and 10,000 share options, originally issued in 1998, were canceled due to employee terminations.

     Options to purchase 716,000 Shares at prices ranging from $11.6875 to $15.00 per Share were outstanding at December 31, 1998 and options to purchase 139,000 Shares at prices ranging from $13.625 to $15.00 were outstanding at December 31, 1997.

     Options were not included in a computation of diluted earnings per share for 1999, 1998 and 1997 because the options' exercise price was greater than the average market price of the Shares for the respective years and, therefore, the effect would be antidilutive.

     At December 31, 1999, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per common share and expire in October 2000. Because the warrants' exercise price was greater than the average market price of the common shares, the effect would be antidilutive and are not included in the computation of diluted earnings per share.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 15 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. Light industrial represents 61% of property revenue. Office and retail represent 35% and 4%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of December 31, 1999, approximately 72% of the Trust's portfolio is represented by light industrial properties, 25% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties.

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

                                                                          1999
                                               -----------------------------------------------------------
                                                 LIGHT       OFFICE               CORPORATE
                                               INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 52,837    $ 30,006    $ 4,039   $     --      $ 86,882
Property expenses............................     15,238       9,947      1,699         --        26,884
                                                --------    --------    -------   --------      --------
Income from property operations..............     37,599      20,059      2,340         --        59,998
Administrative expenses......................         --          --         --     (4,628)       (4,628)
Depreciation and amortization................         --          --         --    (14,535)      (14,535)
Interest and other income....................         --          --         --        735           735
Interest expense.............................         --          --         --    (26,562)      (26,562)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     37,599      20,059      2,340    (44,990)       15,008
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (313)         (313)
Loss on sales of real estate.................         --          --         --       (200)         (200)
Income in equity of joint venture............         --          --         --        624           624
Extraordinary items..........................         --          --         --       (513)         (513)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 37,599    $ 20,059    $ 2,340   $(45,392)     $ 14,606
                                                ========    ========    =======   ========      ========
          Total real estate..................   $385,282    $207,942    $46,874   $  2,088      $642,186
                                                ========    ========    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                                                     1998
                                         ------------------------------------------------------------
                                           LIGHT       OFFICE                CORPORATE
                                         INDUSTRIAL   BUILDINGS    RETAIL    AND OTHER   CONSOLIDATED
                                         ----------   ---------   --------   ---------   ------------
Property revenues......................   $ 27,013    $ 17,044    $  4,300   $     --      $ 48,357
Property expenses......................      7,908       6,362       1,776         --        16,046
                                          --------    --------    --------   --------      --------
Income from property operations........     19,105      10,682       2,524         --        32,311
Administrative expenses................         --          --          --     (3,729)       (3,729)
Depreciation and amortization..........         --          --          --     (8,383)       (8,383)
Other income...........................         --          --          --        705           705
Interest expense.......................         --          --          --    (15,139)      (15,139)
Provision for possible losses on real
  estate...............................         --          --     (10,060)        --       (10,060)
                                          --------    --------    --------   --------      --------
Income (loss) from operations..........     19,105      10,682      (7,536)   (26,546)       (4,295)
Minority interests in consolidated
  subsidiaries.........................         --          --          --         28            28
Extraordinary items....................         --          --          --     (5,803)       (5,803)
                                          --------    --------    --------   --------      --------
Net income (loss)......................   $ 19,105    $ 10,682    $ (7,536)  $(32,321)     $(10,070)
                                          ========    ========    ========   ========      ========
          Total real estate............   $334,503    $133,643    $ 35,769   $  1,217      $505,132
                                          ========    ========    ========   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per Share amounts):

                                                     THREE MONTHS ENDED
                                   ------------------------------------------------------
                                   DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                   -----------   ------------   -----------   -----------
1999
Revenues.........................  $    23,128   $    22,141    $    21,378   $    20,235
Gain/(loss) of sale of real
  estate.........................         (124)         (114)            38            --
Income before extraordinary
  items..........................        3,657         4,049          4,164         3,249
Extraordinary gain/(loss)........           72          (585)            --            --
                                   -----------   -----------    -----------   -----------
Net income.......................        3,729         3,464          4,164         3,249
                                   ===========   ===========    ===========   ===========
Per Share Data (Basic and
  Diluted)
  Income before extraordinary
     items.......................  $      0.18   $      0.20    $      0.20   $      0.16
  Extraordinary loss.............           --         (0.03)            --            --
                                   -----------   -----------    -----------   -----------
  Net income.....................  $      0.18   $      0.17    $      0.20   $      0.16
                                   ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic and diluted..............   20,917,684    20,686,717     20,509,613    19,939,209
                                   ===========   ===========    ===========   ===========
1998
Revenues.........................  $    16,740   $    12,521    $    11,075   $     8,726
Income (loss) before
  extraordinary items(a).........       (7,755)        1,289          1,101         1,098
Extraordinary loss...............       (5,780)          (23)            --            --
                                   -----------   -----------    -----------   -----------
Net income/(loss)................  $   (13,535)  $     1,266    $     1,101   $     1,098
                                   ===========   ===========    ===========   ===========
Per Share Data (Basic and
  Diluted)
Income/(loss) before
  extraordinary items............  $     (0.52)  $      0.10    $      0.10   $      0.10
Extraordinary loss...............        (0.39)           --             --            --
                                   -----------   -----------    -----------   -----------
Net income/(loss)................  $     (0.91)  $      0.10    $      0.10   $      0.10
                                   ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic..........................   14,783,824    12,470,471     11,080,452    10,617,617
                                   ===========   ===========    ===========   ===========
  Diluted........................   14,783,824    12,497,471     11,107,452    10,617,617
                                   ===========   ===========    ===========   ===========

---------------

(a) In the fourth quarter of 1998 the Trust recognized a $10,060,000 provision for real estate losses for a property held for sale.

NOTE 17 -- SUBSEQUENT EVENTS:

     On January 20, 2000, the Trust redeemed 89,542 AIP-SWAG Operating L.P. limited partnership units for approximately $1.1 million.

     On January 31, 2000, the Trust sold one light industrial property for total consideration of $4.8 million resulting in a gain on sale of approximately $0.8 million.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     On February 10, 2000, the Trust sold one light industrial property for total consideration of $6.7 million resulting in a gain on sale of approximately $2.1 million.

     On February 24, 2000, the Trust declared a distribution of $0.22 per Share payable on April 14, 2000, to shareholders of record on April 5, 2000.

     On March 8, 2000, the Trust sold one light industrial property for total consideration of $3.6 million resulting in a gain on sale of approximately $0.2 million.

     On March 17, 2000, the Trust redeemed 29,166 AIP Operating L.P. limited partnership units for approximately $0.3 million.

     The Trust is currently negotiating an extension of the maturity date of the Trust's PSCC secured acquisition credit line of $50.1 million expiring in April 2000. The Trust cannot provide any assurance that on-going negotiations will result in the extension on this credit line.

                                  SCHEDULE III
                      AMERICAN INDUSTRIAL PROPERTIES REIT

       CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                 GROSS AMOUNT CARRIED
                                                                                                          AT
                                                             COSTS CAPITALIZED                     DECEMBER 31, 1999
                                                               SUBSEQUENT TO                    -----------------------
                                      INITIAL COSTS             ACQUISITION       RETIREMENTS               BUILDINGS,
                                 ------------------------    LAND, BUILDINGS,     WRITEDOWNS                FURNITURE,
                                            BUILDINGS AND   FURNITURE, FIXTURES       AND                  FIXTURES AND
                                   LAND     IMPROVEMENTS       AND EQUIPMENT      ALLOWANCES      LAND      EQUIPMENT      TOTAL
                                 --------   -------------   -------------------   -----------   --------   ------------   --------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere...................  $    952     $  4,454            $    --                       $    952   $      4,454   $  5,406
2121 Glenville.................       426        1,392                  8                            426          1,400      1,826
3100 Alfred....................     2,500        3,326                 --                          2,500          3,326      5,826
Aerotech.......................       914        5,735                147                            914          5,882      6,796
Alumax.........................       260        2,820                 21                            260          2,841      3,101
Avion Business Center..........       770        4,006                 76          $     --          770          4,082      4,852
Battlefield Business Park......     2,020       11,635                113                          2,020         11,748     13,768
Black Canyon Tech Center.......     1,052        6,846                 31                          1,052          6,877      7,929
Bowater........................       581        2,535                 62                --          581          2,597      3,178
Bridgeway Technology Center....     7,500       13,533                  1                          7,500         13,534     21,034
Broadbent Land.................     1,589           --                 --                          1,589             --      1,589
Cameron Creek Bus Park.........       524        3,379                330                            524          3,709      4,233
Cameron Creek Land.............       840           --                 --                --          840             --        840
Carpenter Center...............       650        1,354                 93                --          650          1,447      2,097
Carrier Place..................       560        2,682                186                --          560          2,868      3,428
Central Park Office Tech.......       840        3,361                148                --          840          3,509      4,349
Columbia Corporate Center......     5,000        8,144                 50                          5,000          8,194     13,194
Commerce Center................     4,420        6,328              1,385                --        4,420          7,713     12,133
Commerce Park North............     1,108        4,431                707            (2,014)         705          3,527      4,232
Corporex Plaza I...............       998        4,130                266                --          998          4,396      5,394
DFW IV.........................       470        3,364                200                --          470          3,564      4,034
Gateway 5 & 6..................       935        3,741              1,004            (1,861)         563          3,256      3,819
Greenbrier Circle Corp
 Center........................     1,930       12,787                866                          1,930         13,653     15,583
Greenbrier Tech Center.........     1,060        6,293                 64                          1,060          6,357      7,417
Hardline Services Bldg.........     1,040        6,935                 95                          1,040          7,030      8,070
Heritage Business I............       360        2,141                  6                            360          2,147      2,507
Humboldt Tech Center...........     7,000        2,413                 --                          7,000          2,413      9,413
Huntington Drive...............     1,559        6,237                861                --        1,559          7,098      8,657
Interlocken Office Park........     3,430       11,291                 67                          3,430         11,358     14,788
Inverness......................     1,532        6,054                345                --        1,532          6,399      7,931
Junction II Business Park......     4,000        7,449                 29                          4,000          7,478     11,478
Kodak..........................     1,749        2,998                582                --        1,749          3,580      5,329
Meridian Street Warehouse......       262        1,047                  1                --          262          1,048      1,310
Metro Business Park............     2,050        7,957                112                          2,050          8,069     10,119
Norfolk Commerce Center........     2,400       19,093                288                          2,400         19,381     21,781
Northgate II...................     2,153        8,612                946            (4,122)       1,329          6,260      7,589
Northgate III..................     1,280       10,013                461                --        1,280         10,474     11,754
Northpointe B..................       260        2,406                 22                            260          2,428      2,688
Northpointe C..................       380        2,846                213                            380          3,059      3,439
Northwest Business Park........     1,296        5,184                917              (131)       1,296          5,970      7,266
Parkway Tech Center............       440        2,795                169                --          440          2,964      3,404
Patapsco.......................     1,147        4,588                559            (1,250)         897          4,147      5,044
Plaza Southwest 1-5............     1,312        5,248              1,372                --        1,312          6,620      7,932
President's Plaza..............       491        1,932                244                --          491          2,176      2,667
Shady Trail Business Center....       530        1,738                 97                --          530          1,835      2,365
Skyway Business Center.........       444        1,778                103                --          444          1,881      2,325
Southeast Commercial Center....       303        1,515                119                            303          1,634      1,937
Steris Building................       300        2,251                  7                            300          2,258      2,558


                                 ACCUMULATED       YEAR       ACQ.   ENCUM-
                                 DEPRECIATION   CONSTRUCTED   DATE   BRANCES
                                 ------------   -----------   ----   -------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere...................    $   (111)          1984    1999       (d)
2121 Glenville.................         (47)          1984    1998       (c)
3100 Alfred....................         (83)          1971    1999       (f)
Aerotech.......................        (252)          1985    1998       (e)
Alumax.........................        (100)          1982    1998       (c)
Avion Business Center..........        (208)          1985    1997       (b)
Battlefield Business Park......        (365)          1989    1998     7,993
Black Canyon Tech Center.......        (288)          1983    1998       (e)
Bowater........................        (129)          1989    1997     2,100
Bridgeway Technology Center....        (339)          1996    1999       (d)
Broadbent Land.................          --             --    1998       (f)
Cameron Creek Bus Park.........        (178)          1996    1998       (c)
Cameron Creek Land.............          --             --    1998       (c)
Carpenter Center...............         (93)          1983    1997       (a)
Carrier Place..................        (189)          1984    1997       (a)
Central Park Office Tech.......        (210)          1984    1997       (b)
Columbia Corporate Center......        (222)          1988    1998       (c)
Commerce Center................        (503)          1974    1997       (a)
Commerce Park North............      (1,518)          1984    1985     1,990
Corporex Plaza I...............        (260)          1982    1997       (b)
DFW IV.........................        (219)          1985    1997       (a)
Gateway 5 & 6..................      (1,598)          1985    1985     2,701
Greenbrier Circle Corp
 Center........................        (474)       1981/83    1998     7,090
Greenbrier Tech Center.........        (197)          1981    1998     4,205
Hardline Services Bldg.........        (251)          1974    1998       (c)
Heritage Business I............         (76)          1990    1998       (c)
Humboldt Tech Center...........         (23)          1980    1999       (c)
Huntington Drive...............      (2,694)          1985    1985     4,335
Interlocken Office Park........        (289)       1985/88    1999       (d)
Inverness......................        (323)          1980    1997       (b)
Junction II Business Park......        (189)          1984    1999       (d)
Kodak..........................        (227)          1976    1997       (c)
Meridian Street Warehouse......        (114)          1981    1995     1,101
Metro Business Park............        (257)          1987    1998       (c)
Norfolk Commerce Center........        (684)       1981/87    1998    13,000
Northgate II...................      (2,862)          1983    1985     4,904
Northgate III..................        (638)    1979/80/86    1997       (a)
Northpointe B..................         (82)       1987/88    1998       (g)
Northpointe C..................         (91)       1987/89    1998       (g)
Northwest Business Park........      (2,237)    1983/85/86    1985       (c)
Parkway Tech Center............        (180)          1984    1997       (a)
Patapsco.......................      (1,533)       1981/85    1985     2,949
Plaza Southwest 1-5............      (2,447)          1975    1985     3,198
President's Plaza..............        (141)          1987    1997       (b)
Shady Trail Business Center....        (113)          1984    1997       (a)
Skyway Business Center.........        (112)          1981    1997       (b)
Southeast Commercial Center....         (72)          1984    1998       (c)
Steris Building................         (80)          1980    1998       (c)

                                                                                                 GROSS AMOUNT CARRIED
                                                                                                          AT
                                                             COSTS CAPITALIZED                     DECEMBER 31, 1999
                                                               SUBSEQUENT TO                    -----------------------
                                      INITIAL COSTS             ACQUISITION       RETIREMENTS               BUILDINGS,
                                 ------------------------    LAND, BUILDINGS,     WRITEDOWNS                FURNITURE,
                                            BUILDINGS AND   FURNITURE, FIXTURES       AND                  FIXTURES AND
                                   LAND     IMPROVEMENTS       AND EQUIPMENT      ALLOWANCES      LAND      EQUIPMENT      TOTAL
                                 --------   -------------   -------------------   -----------   --------   ------------   --------
Stewart Plaza..................     3,000        3,122                 12                          3,000          3,134      6,134
Summit Park....................     2,232        5,734                140                          2,232          5,874      8,106
Summit Park Land...............       732           --                 --                            732             --        732
Tech Center 29 -- Phase I......     3,900        6,968                715                          3,900          7,683     11,583
Tech Center 29 -- Phase II.....     2,000        5,998                144                          2,000          6,142      8,142
TechniPark 10 Service Center...       920        3,211                  9                            920          3,220      4,140
Valley View Commerce Park......     1,460        6,648                 98                --        1,460          6,746      8,206
Valley View Land...............     1,024           --                 --                --        1,024             --      1,024
Valwood II Business Center.....       420        2,021                204                --          420          2,225      2,645
VSA Building...................       205        3,928                 30                            205          3,958      4,163
Washington Business Park.......     1,850        7,453                415                          2,080          7,638      9,718
Westchase Park 1-2.............       697        2,787                449            (1,232)         465          2,236      2,701
Winter Park Business Center....     2,000        7,198                439                          2,000          7,637      9,637
                                 --------     --------            -------          --------     --------   ------------   --------
       Total Light
        Industrial.............  $ 94,057     $295,865            $16,028          $(10,610)    $ 92,206   $    303,134   $395,340
OFFICE PROPERTIES
10505 Sorrento Valley..........  $    879     $  3,691            $   143          $     --     $    879   $      3,834   $  4,713
1881 Pine Street...............       776        5,924                247                --          776          6,171      6,947
485 Clyde......................     3,100        4,809                 --                          3,100          4,809      7,909
Academy Point Atrium II........       881        7,832                307                            881          8,139      9,020
Apollo Drive Office Building...     6,106       17,901              1,397                --        6,106         19,298     25,404
Baytech Park...................    10,500       25,060                                            10,500         25,060     35,560
Beltline Business Center.......     1,303        5,213                755            (3,521)         600          3,150      3,750
Centre Pointe..................    11,800        9,539                145                         11,800          9,684     21,484
Gateway West...................     1,923        8,451                525                --        1,923          8,976     10,899
Gibraltar Tech Center..........     4,800        1,610                 19                          4,800          1,629      6,429
Linear Technology..............     1,235        3,231                 78                --        1,235          3,309      4,544
Manhattan Towers...............     5,156       23,053              2,601                --        5,156         25,654     30,810
Northview Business Center......     7,600       14,676                 10                          7,600         14,686     22,286
Spring Valley Business Park
 #6............................       959        8,362                259                            959          8,621      9,580
Tech Center 29 -- Phase III....     1,600        6,840                168                          1,600          7,008      8,608
                                 --------     --------            -------          --------     --------   ------------   --------
       Total Office
        Properties.............  $ 58,618     $146,192            $ 6,654          $ (3,521)    $ 57,915   $    150,028   $207,943
RETAIL PROPERTIES
Tamarac Square Mall............  $  6,799     $ 27,194            $ 5,465          $(10,060)    $  6,000   $     23,398   $ 29,398
Volusia........................     3,445        3,826                145                --        3,445          3,971      7,416
                                 --------     --------            -------          --------     --------   ------------   --------
       Total Retail
        Properties.............  $ 10,244     $ 31,020            $ 5,610          $(10,060)    $  9,445   $     27,369   $ 36,814
Trust..........................        --           --              2,089                --           --          2,089      2,089
                                 --------     --------            -------          --------     --------   ------------   --------
       Total All Properties....  $162,919     $473,077            $30,381          $(24,191)    $159,566   $    482,620   $642,186


                                 ACCUMULATED       YEAR       ACQ.   ENCUM-
                                 DEPRECIATION   CONSTRUCTED   DATE   BRANCES
                                 ------------   -----------   ----   -------
Stewart Plaza..................         (79)          1970    1999       (d)
Summit Park....................        (254)          1985    1998       (e)
Summit Park Land...............          --             --    1998       (e)
Tech Center 29 -- Phase I......        (248)          1970    1998     7,513
Tech Center 29 -- Phase II.....        (189)          1991    1998     3,826
TechniPark 10 Service Center...        (101)       1983/84    1998       (c)
Valley View Commerce Park......        (394)          1986    1997       (a)
Valley View Land...............          --           1986    1997       (a)
Valwood II Business Center.....        (132)          1984    1997       (a)
VSA Building...................        (141)          1989    1998       (c)
Washington Business Park.......        (199)          1985    1998       (c)
Westchase Park 1-2.............        (977)          1984    1985     1,258
Winter Park Business Center....        (225)    1981/83/85    1998     5,100
                                   --------
       Total Light
        Industrial.............    $(26,237)
OFFICE PROPERTIES
10505 Sorrento Valley..........    $   (193)          1982    1997       (c)
1881 Pine Street...............        (324)          1987    1997   $ 3,641
485 Clyde......................        (120)          1970    1999       (d)
Academy Point Atrium II........        (357)          1984    1998       (e)
Apollo Drive Office Building...        (944)          1987    1997    14,713
Baytech Park...................        (627)          1997    1999       (d)
Beltline Business Center.......      (1,640)          1984    1985     2,629
Centre Pointe..................        (253)          1982    1999       (d)
Gateway West...................        (445)    1964/69/74    1997     5,978
Gibraltar Tech Center..........         (16)          1980    1999       (c)
Linear Technology..............        (164)          1987    1997       (c)
Manhattan Towers...............      (1,509)          1987    1997    20,300
Northview Business Center......        (612)          1970    1998       (e)
Spring Valley Business Park
 #6............................        (413)       1980/98    1998       (b)
Tech Center 29 -- Phase III....        (218)          1988    1998     4,384
                                   --------
       Total Office
        Properties.............    $ (7,835)
RETAIL PROPERTIES
Tamarac Square Mall............    $(12,335)       1976/78    1985    11,363
Volusia........................        (197)          1984    1997       (c)
                                   --------
       Total Retail
        Properties.............    $(12,532)
Trust..........................        (327)
                                   --------
       Total All Properties....    $(46,931)

---------------

(a) Property encumbered by a first mortgage loan of $29,963 at December 31, 1999.

(b) Property encumbered by a first mortgage loan of $24,107 at December 31, 1999.

(c) Property encumbered by a secured line of credit of $19,500 at December 31, 1999.

(d) Property encumbered by a first mortgage loan of $86,134 at December 31, 1999.

(e) Property encumbered by a first mortgage loan of $34,716 at December 31, 1999.

(f)  Property unencumbered at December 31, 1999.

(g) Property encumbered by a first mortgage loan of $2,716 at December 31, 1999.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

RECONCILIATION OF REAL ESTATE:

                                                         1999       1998       1997
                                                       --------   --------   --------
Balance at beginning of year.........................  $505,132   $265,312   $ 94,472
Additions during period:
  Improvements.......................................    11,953      6,659      1,366
  Acquisitions.......................................   145,418    243,231    175,469
                                                       --------   --------   --------
                                                        662,503    515,202    271,307
Deductions during period:
  Dispositions.......................................    20,317         --      5,995
  Writedowns.........................................        --     10,060         --
     Asset retirements...............................        --         10         --
                                                       --------   --------   --------
Balance at end of year...............................  $642,186   $505,132   $265,312
                                                       ========   ========   ========

RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                           1999      1998      1997
                                                          -------   -------   -------
Balance at beginning of year............................  $33,449   $25,521   $23,973
Additions during period:
  Depreciation expense for period.......................   13,819     7,928     2,774
                                                          -------   -------   -------
                                                           47,268    33,449    26,747
Deductions during period:
  Accumulated depreciation of real estate sold..........      337        --     1,226
     Asset retirements..................................       --        --        --
                                                          -------   -------   -------
Balance at end of year..................................  $46,931   $33,449   $25,521
                                                          =======   =======   =======

TAX BASIS:

     The income tax basis of real estate, net of accumulated tax depreciation, is approximately $622,648 at December 31, 1999.

DEPRECIABLE LIFE:

     Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

Buildings and capital improvements:.......................   40 years
Tenant improvements:
  Term of the lease not to exceed.........................   10 years

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           2.1           -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823 and
                            incorporated herein by reference)
           2.2           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)
           2.3           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
           2.4           -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
           2.5           -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)
           2.6           -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)
           2.7           -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           2.8           -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)
           2.9           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
           2.10          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.11          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.12          -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
           2.13          -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
           3.1           -- Third Amended and Restated Declaration of Trust
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
           3.2           -- First Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.2 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.3           -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.3 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.4           -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.4 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
           3.5           -- Fifth Amended and Restated Bylaws (incorporated herein by reference from Exhibit 3.5 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
           3.6           -- Amendment to the Fifth Amended and Restated Bylaws
                            (incorporated herein by reference from Exhibit 3.6 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
           3.7           -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)
           4.1           -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
           4.2           -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
          10.1           -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)
          10.2           -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
          10.3           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.4           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.5           -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.6           -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)
          10.7           -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
          10.8           -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
          10.9           -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)
          10.10          -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
          10.11          -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)
          10.12          -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
          10.13          -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.14          -- 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
          10.15          -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
          10.16          -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
          10.17          -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
          10.18          -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
          10.19          -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.2 o Form 8-K of the Trust dated
                            November 22, 1994)
          10.20          -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
          10.21          -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
          10.22          -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)
          10.23          -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
          10.24          -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)
          10.25          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
          10.26          -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.27          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
          10.28          -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.29          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
          10.30          -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.31          -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)
          10.32          -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.33          -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
          10.34          -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)
          10.35          -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
          10.36          -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)
          10.37          -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
          10.38          -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.39          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
          10.40          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
          10.41          -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
          10.42          -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
          10.44          -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.45          -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
          10.46          -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.47          -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.48          -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.49          -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
          10.50          -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.51          -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
          10.52          -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
          10.53          -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)
          10.54          -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.55          -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
          10.56          -- Common Share Purchase dated as of January 29, 1998, by
                            and between the Trust and Praedium (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
          10.57          -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
          10.58          -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)
          10.59          -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
          10.60          -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
          10.61          -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)
          10.62          -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)
          10.63          -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)
          10.64          -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
          10.65          -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.65 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          10.66          -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust (incorporated herein by
                            reference from Exhibit 10.66 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
          10.67          -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)
          10.68          -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.69          -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
          10.70          -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
          10.71          -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
          10.72          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)
          10.73          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
          10.74          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
          10.75          -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)
          10.76          -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)
          10.77          -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)
          10.78          -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
          10.79          -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.80          -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.81          -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
          10.82          -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)
          10.83          -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
          10.84          -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.85          -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
          10.86          -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
          10.87          -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)
          10.88          -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
          10.89          -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
          10.90          -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
          10.91          -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)
          10.92          -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.93          -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
          10.94          -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
          10.95          -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)
          10.96          -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
          10.97          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.98          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)

      EXHIBIT NO.                                  DOCUMENT
      -----------                                  --------
          10.99          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.100         -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
          10.101         -- Agreement of Purchase and Sale, dated as of November 12,
                            1998, by and between Lincoln-Whitehall Realty, L.L.C.,
                            Lincoln-Whitehall Pacific, L.L.C., WHLNF Real Estate
                            Limited Partnership, WHSUM Real Estate Limited
                            Partnership (collectively, "Whitehall") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K/A of
                            the Trust filed with the Commission on March 31, 1999)
          10.102         -- Amendment to Agreement of Purchase and Sale, dated
                            November 23, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.103         -- Second Amendment to Agreement of Purchase and Sale, dated
                            December 11, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.104         -- Amended and Restated Second Amendment to Agreement of
                            Purchase and Sale dated December 11, 1998, by and among
                            Whitehall and the Trust (incorporated herein by reference
                            from Exhibit 10.4 to Form 8-K/A of the Trust filed with
                            the Commission on March 31, 1999)
          10.105         -- Third Amendment to Agreement of Purchase and Sale, dated as of December 22, 1998, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.5
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.106         -- Fourth Amendment to Agreement of Purchase and Sale, dated as of January 7, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.6
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.107         -- Fifth Amendment to Agreement of Purchase and Sale, dated as of January 11, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
          10.108         -- Sixth Amendment to Agreement of Purchase and Sale, dated as of January 13, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.8
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         *21.1           -- Listing of Subsidiaries
         *23.1           -- Consent of Ernst & Young LLP
         *24.1           -- Power of Attorney (Included on signature page hereto)
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith