Form 10-Q
period 2000-03-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2000-05-15
CIK 778437

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

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,968,006 Shares of Beneficial Interest were outstanding as of May 11, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION

  Item
     1.   Financial Statements
          Consolidated Statements of Operations for the three months
          ended March 31, 2000 and 1999 (unaudited)...................     1
          Consolidated Balance Sheets as of March 31, 2000 (unaudited)
          and December 31, 1999.......................................     2
          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited)...................     3
          Notes to Consolidated Financial Statements (unaudited)......     5

  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14

  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    18

PART II -- OTHER INFORMATION

  Item
     1.   Legal Proceedings...........................................    19

  Item
     2.   Changes in the Rights of the Company's Security Holders.....    19

  Item
     6.   Exhibits and Reports on Form 8-K............................    19

SIGNATURES............................................................    20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Property Revenues
  Rents.....................................................  $    17,810   $    16,952
  Tenant reimbursements and other income....................        4,302         3,283
                                                              -----------   -----------
          Total Property Revenues...........................       22,112        20,235
                                                              -----------   -----------
Property Expenses
  Property taxes............................................        2,407         2,015
  Property management fees..................................          596           607
  Utilities.................................................          884           820
  General operating.........................................          972           914
  Repairs and maintenance...................................          662           519
  Other property operating expenses.........................        1,056         1,286
                                                              -----------   -----------
          Total Property Expenses...........................        6,577         6,161
                                                              -----------   -----------
     Income from Property Operations........................       15,535        14,074
  Trust administration and overhead.........................       (1,224)       (1,090)
  Depreciation..............................................       (3,368)       (3,335)
  Amortization..............................................         (245)         (138)
  Interest income...........................................          108            88
  Interest on notes payable.................................           --          (111)
  Interest on mortgages payable.............................       (6,550)       (6,159)
                                                              -----------   -----------
  Income from operations....................................        4,256         3,329
  Minority interests in consolidated subsidiaries...........          (90)          (80)
  Gain on sales of real estate..............................        3,116            --
  Income in equity of joint venture.........................           70            --
                                                              -----------   -----------
Income before extraordinary items...........................        7,352         3,249
Extraordinary items:
  Loss on extinguishment of debt............................         (329)           --
                                                              -----------   -----------
NET INCOME..................................................  $     7,023   $     3,249
                                                              ===========   ===========
PER SHARE DATA (Basic and Diluted)
  Income before extraordinary items.........................  $      0.35   $      0.16
  Extraordinary loss........................................        (0.01)           --
                                                              -----------   -----------
  Net income................................................  $      0.34   $      0.16
                                                              ===========   ===========
  Distributions declared....................................  $      0.22   $      0.22
                                                              ===========   ===========
  Weighted average Shares outstanding.......................   20,941,906    19,939,209
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Real estate:
  Held for investment.......................................    $628,786      $627,831
  Held for sale.............................................         459        14,355
                                                                --------      --------
  Total real estate.........................................     629,245       642,186
  Accumulated depreciation..................................     (48,373)      (46,931)
                                                                --------      --------
  Net real estate...........................................     580,872       595,255
Cash and cash equivalents:
  Unrestricted..............................................       4,848         2,504
  Restricted................................................       5,453         5,716
                                                                --------      --------
  Total cash and cash equivalents...........................      10,301         8,220
Other assets, net...........................................      18,266        17,207
                                                                --------      --------
          Total Assets......................................    $609,439      $620,682
                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable....................................    $324,583      $334,873
  Accrued interest..........................................       1,980         2,229
  Accounts payable, accrued expenses and other
     liabilities............................................      13,558        15,587
  Tenant security deposits..................................       2,922         2,954
                                                                --------      --------
          Total Liabilities.................................     343,043       355,643
                                                                --------      --------
Minority interests..........................................       4,988         6,551
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 shares; issued and outstanding 21,115,458
     shares at March 31, 2000 and 21,091,853 shares at
     December 31, 1999......................................       2,111         2,109
  Additional paid-in capital................................     385,584       385,293
  Less 165,755 shares in treasury at March 31, 2000 and
     December 31, 1999, at cost.............................      (2,226)       (2,226)
  Accumulated distributions.................................     (90,498)      (86,102)
  Accumulated deficit.......................................     (33,563)      (40,586)
                                                                --------      --------
          Total Shareholders' Equity........................     261,408       258,488
                                                                --------      --------
          Total Liabilities and Shareholders' Equity........    $609,439      $620,682
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  7,023   $   3,249
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Loss on extinguishment of debt.........................       109          --
     Gain on sales of real estate...........................    (3,116)         --
     Minority interest in consolidated subsidiaries.........        90          80
     Depreciation...........................................     3,368       3,335
     Amortization of deferred financing costs...............       352         280
     Other amortization.....................................       117          (9)
     Issuance of Shares to Trust Managers...................        24          54
     Changes in operating assets and liabilities:
       Other assets and restricted cash.....................    (1,268)      6,316
       Accounts payable, other liabilities and tenant
        security deposits...................................    (1,978)     (3,761)
       Accrued interest.....................................      (228)        534
                                                              --------   ---------
          Net Cash Provided By Operating Activities.........     4,493      10,078
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of real estate....................    15,145          --
  Capitalized expenditures..................................    (1,409)     (2,946)
  Acquisition of real estate and related working capital....        --    (127,168)
                                                              --------   ---------
          Net Cash Provided By (Used In) Investing
            Activities......................................    13,736    (130,114)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable............   (15,161)    (59,056)
  Proceeds from mortgage financing..........................     5,000     136,985
  Payment of deferred loan costs............................        51      (1,387)
  Proceeds from sale of Shares..............................        27      50,095
  Distributions to Shareholders.............................    (4,391)     (3,411)
  Redemption of limited partnership unit holders............    (1,411)         --
  Distributions to limited partnership unit holders.........        --         (87)
                                                              --------   ---------
Net Cash Provided By (Used In) Financing Activities.........   (15,885)    123,139
                                                              --------   ---------
Net Increase in Cash and Cash Equivalents...................     2,344       3,103
Cash and Cash Equivalents at Beginning of Period............     2,504       6,145
                                                              --------   ---------
Cash and Cash Equivalents at End of Period..................  $  4,848   $   9,248
                                                              ========   =========
Cash Paid for Interest......................................  $  6,426   $   5,583
                                                              ========   =========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of nine properties and an undeveloped tract of land in the first quarter of 1999, American Industrial Properties REIT (the "Trust") received approximately $1.8 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. As of March 31, 2000, the Trust has two tracts of unimproved land classified as held for sale with a cost basis of $0.5 million. During the first quarter of 1999, the Trust reclassified two properties and one tract of land with a cost basis of $12.1 million to real estate held for sale.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles or those contained in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1999 included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     General. The Trust is a self-administered Texas real estate investment trust ("REIT") which, as of March 31, 2000, directly or indirectly owns and operates 71 commercial real estate properties consisting of 55 industrial properties, 14 office buildings and 2 retail properties.

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $3,129,000 and $2,916,000 at March 31, 2000 and December 31, 1999, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $53,000 and $18,000 for the quarters ended March 31, 2000 and 1999, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Concentrations. As of March 31, 2000, the Trust owns 71 real estate properties in 11 states. The Trust's industrial properties are concentrated in the Texas market with 23 of the 55 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the West with 7 of the 14 located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Reclassification. Certain amounts in prior years financial statements have been reclassified to conform with the current year presentation.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At March 31, 2000 and December 31, 1999, real estate was comprised of the following:

                                                                            DECEMBER 31,
                                                           MARCH 31, 2000       1999
                                                           --------------   ------------
Held for investment:
  Land...................................................   $155,264,000    $155,264,000
  Buildings and improvements.............................    473,522,000     472,567,000
                                                            ------------    ------------
                                                             628,786,000     627,831,000
                                                            ------------    ------------
Held for sale:
  Land...................................................        459,000       4,302,000
  Buildings and improvements.............................             --      10,053,000
                                                            ------------    ------------
                                                                 459,000      14,355,000
                                                            ------------    ------------
          Total..........................................   $629,245,000    $642,186,000
                                                            ============    ============

     In the first quarter of 2000, the Trust sold two light industrial properties, one office property and one tract of unimproved land. Total proceeds from the sale of these assets were approximately $16.2 million and resulted in a net gain on sales of real estate of approximately $3.1 million. The four assets sold in the first quarter of 2000 were previously classified as held for sale at December 31, 1999. As of March 31, 2000, two tracts of unimproved land not located in target markets currently identified by the Trust for future investment are classified as held for sale. The Trust's intent is to sell the remaining tracts of unimproved land in 2000.

     The Trust did not acquire any real estate assets in the first quarter of 2000.

     During 1999, the Trust purchased a portfolio of nine real estate properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and proceeds of $51.8 million from the issuance of common shares ("Shares") to Developers Diversified Realty Corporation ("DDR"). The Trust also acquired two additional properties in 1999 for $15.8 million. The purchase price was primarily funded under a secured line of credit with Bank One, Texas, N.A. ("Bank One") and $5.5 million in proceeds from Shares issued to DDR.

     During 1999, the Trust reclassified six properties and four tracts of land from held for investment to held for sale. Three of the industrial properties and one tract of land were sold in 1999 resulting in a net loss on sales of real estate of approximately $0.2 million. The remaining three properties and three tracts of unimproved land were not located in target markets identified by the Trust for future investment.

     During 1999, a joint venture, 50% owned by the Trust, sold a light industrial property. The Trust's investment in the joint venture was approximately $2.5 million. The Trust earned approximately $0.6 million from this joint venture.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At March 31, 2000, 70 of the Trust's 71 properties were subject to liens securing mortgage notes payable with principal balances totaling $324,583,000, including $1,334,000 of debt premiums. Of this amount, approximately $259,730,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.39%, and maturity dates from 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $63,519,000. The variable rate debt consists of $48,019,000 under the Trust's PSCC secured acquisition credit line as well as $15,500,000 under the Bank One line of credit. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and

                      AMERICAN INDUSTRIAL PROPERTIES REIT
matures in October 2000, as extended (see Note 12). The Bank One line of credit, which provides for a variable rate spread based upon the Trust's overall debt leverage, currently bears interest at the 30 day LIBOR plus 1.75% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at March 31, 2000 are 7.33% and 7.78%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of March 31, 2000, and December 31, 1999, the unamortized debt premiums were $1,334,000 and $1,463,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and the line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of March 31, 2000.

     For the three months ended March 31, 2000, the Trust recognized extraordinary loss on extinguishment of debt of $329,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of mortgage debt resulting from the sale of two industrial properties (see Note 2). During 1999, the Trust recognized an extraordinary loss on the extinguishment of debt of $513,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of $88,000,000 of mortgage debt.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY:

     The Trust did not incur any related party borrowings during the three months ended March 31, 2000.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

  Litigation

     The Trust has not been notified, and is not otherwise aware, of any on-going or potential litigation that could result in a material adverse effect on the consolidated financial position or results of operations of the Trust.

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. has 89,543 limited partnership units outstanding as of March 31, 2000 (excluding limited partnership units held by the Trust). AIP Operating, L.P. limited partnership units (excluding limited partnership units held by the Trust) have all been redeemed as of March 31, 2000. Pursuant to the limited partnership agreement for each partnership, the limited partners received rights (the "Redemption Rights") that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of a Share (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one Share). The Redemption Rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of Shares issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest in each partnership is reflected as minority interest in the accompanying consolidated financial statements. In January 2000, 89,542 AIP-SWAG Operating L.P. limited partnership units were redeemed for approximately $1,094,000 resulting in an increase in Shareholders' equity of $157,000. In March 2000, the remaining 29,166 AIP Operating L.P. limited partnership units were redeemed for approximately $316,000 resulting in an increase in Shareholders' equity of $85,000.

     AIP-SWAG Operating L.P. and AIP Operating, L.P. had 179,085 and 29,166 limited partnership units outstanding, respectively, as of December 31, 1999.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 Shares. The Shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of March 31, 2000, 20,949,703 Shares are issued and outstanding.

     The Trust is authorized to issue up to 50,000,000 Preferred Shares of Beneficial Interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of March 31, 2000, no Preferred Shares of Beneficial Interest were issued.

     As of March 31, 2000 the Trust has 165,755 Shares held in Treasury.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement (the "Agreement"), the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 Shares at a price of $15.50 per Share.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     In January 1999, DDR completed the second stage of the Agreement, resulting in the purchase of 5,226,589 Shares for $15.50 per Share (for total consideration of approximately $81.0 million) to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional Shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase Shares, the price of the Shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR common stock and the Trust Shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of March 31, 2000, DDR has purchased 2,222,449 Shares related to the third stage (for total consideration of approximately $33.4 million). In total, DDR has purchased 9,656,656 Shares, representing 46.1% of the outstanding Shares of the Trust.

     For the quarter ended March 31, 2000, the Trust issued 21,521 Shares under the Dividend Reinvestment Plan and 2,084 Shares to Trust Managers that elected base fee compensation in Shares. In total, the Trust issued 23,605 Shares in the first quarter on 2000.

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

     Share Option Awards. A "change in control", as defined in agreements between the Trust and four senior officers, occurred on December 10, 1998 when DDR's ownership position exceeded 33% of the Trust's voting shares. As a result, all options held by these officers became fully vested and the restrictions on 27,000 restricted shares held by these officers were lifted. A total of 395,000 previously unvested options became vested on this date.

     At March 31, 2000, 726,000 options are outstanding of which 688,000 are fully vested. The remaining 38,000 options vest annually through February 2003. The terms of these options range from June 2007 through December 2009. As of March 31, 2000, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 shares at $17.50 per Share. The warrants expire on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS:

     A distribution of $0.22 per Share was paid on April 14, 2000, to shareholders of record on April 5, 2000. On May 4, 2000, the Trust declared a distribution of $0.22 per Share, payable on July 14, 2000 to shareholders of record on July 5, 2000. (See Note 12).

     Distributions totaling $0.84 per Share were paid in 1999.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES:

     In the first quarter of 1999, the Trust repaid $111,000 of interest and the balance of unsecured borrowings from DDR. The borrowings bore a fixed interest rate of 10.25%, provided for quarterly payments of interest and were due thirty days after demand. The Trust did not enter into any such borrowings in the first quarter of 2000.

     Certain real estate investments are managed by Quorum Real Estate Services Corporation ("Quorum"), an affiliate of USAA Real Estate Company ("Realco"), and DDR, both of which are major shareholders of the Trust. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. For the three months ended March 31, 2000, the Trust paid Quorum management fees of $188,000, leasing commissions of $69,000 and construction management fees of $33,000. For the three months ended March 31, 1999, management fees and leasing commissions paid by the Trust to Quorum were $171,000 and $121,000, respectively. The Trust paid DDR management fees of $6,000 for the quarter ended March 31, 2000 and $4,700 for the quarter ended March 31, 1999.

     The Trust currently leases approximately 2,000 square feet to an individual serving as a Trust Manager at competitive market rates. For the three months ended March 31, 2000 and March 31, 1999, this Trust Manager paid $6,200 and $5,800 in lease payments to the Trust, respectively.

     At March 31, 2000, DDR and Realco owned approximately 46.1% and 8.0% of the Shares outstanding, respectively.

NOTE 10 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per Share:

                                                            FOR THE QUARTER ENDED MARCH 31,
                                                            --------------------------------
                                                                 2000              1999
                                                            --------------    --------------
Basic and diluted earnings per share:
Numerator:
Income before extraordinary items.........................   $ 7,352,000       $ 3,249,000
  Extraordinary items.....................................      (329,000)               --
                                                             -----------       -----------
          Net income......................................   $ 7,023,000       $ 3,249,000
                                                             ===========       ===========
Denominator:
  Weighted average shares.................................    20,941,906        19,939,209
                                                             -----------       -----------
Basic and diluted earnings per share:
Income before extraordinary items.........................   $      0.35       $      0.16
Extraordinary items.......................................         (0.01)               --
                                                             -----------       -----------
          Net income......................................   $      0.34       $      0.16
                                                             ===========       ===========

     Options to purchase 726,000 shares at prices ranging from $11.125 to $15.00 per Share were outstanding at March 31, 2000. There were no options issued during the three months ended March 31, 2000. The options were not included in a computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Shares for the respective years and, therefore, the effect would be antidilutive.

     At March 31, 2000, warrants to acquire 40,000 shares were outstanding. The warrants have an exercise price of $17.50 per Share and expire in October 2000. Because the warrants' exercise price was greater than the average market price of the Shares, the effect would be antidilutive and are not included in the computation of diluted earnings per share.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 11 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the quarter ended March 31, 2000, light industrial represents 61% of property revenue. Office and retail represent 35% and 4%, respectively, for the same period. For the quarter ended March 31, 1999, light industrial, office and retail represented property revenue of 67%, 28%, and 5%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of March 31, 2000, approximately 72% of the Trust's portfolio is represented by light industrial properties, 25% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of March 31, 1999, approximately 76% of the Trust's portfolio was represented by light industrial properties, 21% by office properties and 3% by retail properties.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the Trust's property revenues by reporting segment, for each of the three months ended March 31, 2000 and 1999 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                     -----------------------------------------------------------
                                       LIGHT       OFFICE               CORPORATE
                                     INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                     ----------   ---------   -------   ---------   ------------
Property revenues..................   $ 13,382    $  7,803    $   927   $     --      $ 22,112
Property expenses..................      3,627       2,626        324         --         6,577
                                      --------    --------    -------   --------      --------
Income from property operations....      9,755       5,177        603         --        15,535
Administrative expenses............         --          --         --     (1,224)       (1,224)
Depreciation and amortization......         --          --         --     (3,613)       (3,613)
Interest and other income..........         --          --         --        108           108
Interest expense...................         --          --         --     (6,550)       (6,550)
                                      --------    --------    -------   --------      --------
Income (loss) from operations......      9,755       5,177        603    (11,279)        4,256
Minority interests in consolidated
  subsidiaries.....................         --          --         --        (90)          (90)
Gain on sales of real estate.......         --          --         --      3,116         3,116
Income in equity of joint
  venture..........................         --          --         --         70            70
Extraordinary items................         --          --         --       (329)         (329)
                                      --------    --------    -------   --------      --------
Net income (loss)..................   $  9,755    $  5,177    $   603   $ (8,512)     $  7,023
                                      ========    ========    =======   ========      ========
         Total real estate.........   $386,470    $203,760    $36,816   $  2,199      $629,245
                                      ========    ========    =======   ========      ========

                                              FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                     -----------------------------------------------------------
                                       LIGHT       OFFICE               CORPORATE
                                     INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                     ----------   ---------   -------   ---------   ------------
Property revenues..................   $ 13,581    $  5,566    $ 1,088   $     --      $ 20,235
Property expenses..................      3,734       1,998        429         --         6,161
                                      --------    --------    -------   --------      --------
Income from property operations....      9,847       3,568        659         --        14,074
Administrative expenses............         --          --         --     (1,090)       (1,090)
Depreciation and amortization......         --          --         --     (3,473)       (3,473)
Interest and other income..........         --          --         --         88            88
Interest expense...................         --          --         --     (6,270)       (6,270)
                                      --------    --------    -------   --------      --------
Income (loss) from operations......      9,847       3,568        659    (10,745)        3,329
Minority interests in consolidated
  subsidiaries.....................         --          --         --        (80)          (80)
Gain on sales of real estate.......         --          --         --         --            --
Income in equity of joint
  venture..........................         --          --         --         --            --
Extraordinary items................         --          --         --         --            --
                                      --------    --------    -------   --------      --------
Net income (loss)..................   $  9,847    $  3,568    $   659   $(10,825)     $  3,249
                                      ========    ========    =======   ========      ========
         Total real estate.........   $423,455    $175,940    $35,799   $  1,352      $636,546
                                      ========    ========    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 12--SUBSEQUENT EVENTS:

     In April 2000, the Trust negotiated an extension of the maturity of its PSCC secured acquisition line to October 27, 2000. The interest rate remained at LIBOR plus 1.55%. The Trust currently has $48.0 million outstanding under this acquisition line.

     On April 27, 2000, the Trust sold one tract of vacant land, previously categorized as held for sale for total consideration of approximately $0.3 million resulting in a gain on sale of $0.1 million.

     On May 4, 2000, the Trust declared a distribution of $0.22 per Share payable on July 14, 2000 to shareholders of record on July 5, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this report as well as the audited financial statements appearing in the Trust's 1999 Annual Report to Shareholders. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, changes in general economic conditions in the markets that could impact demand for the Trust's properties and changes in financial markets and interest rates impacting the Trust's ability to meet its financing needs and obligations.

RESULTS OF OPERATIONS

  Comparison of Three Months Ended March 31, 2000 to March 31, 1999

     The weighted average property square footage owned by the Trust decreased to 7,949,000 during the three months ended March 31, 2000 from 8,198,000 for the same period in 1999, a decrease of 3.0%. Property revenues increased 9% to $22,112,000 in 2000 from $20,235,000 in 1999, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 10% to $15,535,000 in 2000 from $14,074,000 in 1999. On a same property basis, for properties owned as of January 1, 1999 and March 31, 2000, property revenues increased to $16,767,000 in 2000 from $15,643,000, an increase of 7.2%, comprised of a 7.9% increase in revenue related to industrial properties, a 10.6% increase in revenue related to office properties and a 13.9% decrease in revenue at the Trust's retail properties. The increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in occupancy at the Colorado retail property. Overall leased occupancy of the Trust's portfolio was 93.2% at March 31, 2000 compared to 93.5% at March 31, 1999.

     On a same property basis, income from property operations increased to $11,509,000 in 2000 from $10,613,000 in 1999, an increase of 8.4%, and is comprised of a 9.6% increase related to industrial properties, a 9.0% increase related to office properties and a 6.4% decrease related to the Trust's retail properties. This overall increase is the net result of the revenue activity explained above offset by additional operating expense activity related to increases in occupancy and higher property taxes at various properties.

     Income from operations increased to $4,256,000 during the three months ended March 31, 2000 from $3,329,000 for the same period in 1999 as a result of the acquisition of 11 properties since the fourth quarter of 1998 and the increase in income from property operations explained above, offset by the sale of 6 properties since the first quarter of 1999 and an increase in total interest expense of $280,000 due to an increase in variable rate interest and a full quarter of interest expense on the 11 properties acquired since December 1998. In addition, Trust administration and overhead expenses increased $134,000 due to an increase in full time employees and higher general costs due to the increased activity of the Trust. Depreciation increased $140,000 due to the acquisition of 11 properties since December 1998 offset by the sale of 6 properties since the first quarter of 1999.

  Analysis of Cash Flows -- Comparison of Three Months Ended March 31, 2000 to March 31, 1999

     Cash flow provided by operating activities in the first quarter of 2000 was $4,493,000. This results from the Trust's net income of $7,023,000 increased by net non-cash charges totaling $920,000 related to the loss on the extinguishment of debt, gains on the sales of real estate properties, minority interests, depreciation and amortization. Issuance of Shares to Trust Managers of $24,000 and a reduction in restricted cash of $263,000 further increased cash flow provided by operating activities. An increase in other assets of $1,531,000, a decrease in accounts payable, other liabilities and tenant security deposits of $1,978,000 and a decrease in accrued interest of $228,000 reduced cash flow provided by operating activities.

     Cash flow provided by investing activities in the first quarter of 2000 was $13,736,000, representing net proceeds for the sales of real estate $15,145,000 offset by capitalized expenditures of $1,409,000.

     Cash flow used in financing activities in the first quarter of 2000 was $15,885,000. This amount reflects principal repayments on mortgage notes payable of $15,161,000, distributions to shareholders and limited partnership unit holders of $4,391,000 and redemption of limited partnership units totaling $1,411,000 offset by proceeds from the mortgage financing totaling $5,000,000, net proceeds from the private placement of Shares of $27,000 and the proceeds related to deferred loan costs of $51,000.

     Cash flow provided by operating activities in the first quarter of 1999 was $10,078,000. This resulted from the Trust's net income of $3,249,000 increased by non-cash charges totaling $3,740,000 related to minority interests, depreciation and amortization and issuance of Shares to Trust Managers and a reduction in other assets and restricted cash of $5,391,000 and $925,000, respectively. In addition, accrued interest increased $534,000, while accounts payable, accrued expenses and other liabilities decreased $3,761,000.

     Cash flow used in investing activities in the first quarter of 1999 was $130,114,000, representing amounts expended on the acquisition of real estate and related working capital totaling $127,168,000, and capitalized expenditures of $2,946,000.

     Cash flow provided by financing activities in the first quarter of 1999 was $123,139,000. This amount reflected proceeds from the mortgage financing on the properties acquired in the first quarter of 1999 and refinancing of existing properties totaling $136,985,000, net proceeds from the private placement of Shares of $50,095,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $59,056,000, payments of loan costs of $1,387,000, and distributions to shareholders and limited partnership unit holders totaling $3,498,000.

  Funds from Operations

     The Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") defines Funds from Operations ("FFO") as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items in the calculation of FFO.

     Effective January 1, 2000, NAREIT revised the calculation of FFO to include all operating results, both recurring and non-recurring, except those results defined as extraordinary items under GAAP and gains and losses from the sales of depreciable operating properties. The Trust's FFO calculation for the three months ended March 31, 1999 was not affected by the revised FFO calculation. Although the Trust does not anticipate a significant impact on current FFO calculations as a result of this change, the Trust has deferred costs totaling approximately $2.0 million at March 31, 2000 related to an ongoing strategic review of alternatives for the Trust. Under the new FFO guidelines, expenses related to these costs cannot be excluded from the calculation of FFO. Should a strategic transaction not result from this review, the Trust will expense all such deferred costs during 2000.

     The Trust believes FFO is an appropriate measure of its performance relative to other REITs. FFO provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. There can be no assurance that FFO presented by the Trust is comparable to similarly titled measures of other REITs. While other REITs may not always use a similar definition, this information does add comparability to those which have adopted the NAREIT definition. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of the Trust's operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with GAAP:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Net cash provided by operating activities...................  $  4,493   $  10,078
Net cash provided by (used in) investing activities.........    13,736    (130,114)
Net cash provided by (used in) financing activities.........   (15,885)    123,139

     The following table shows the Trust's calculation of FFO:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
                                                               (IN THOUSANDS, EXCEPT
                                                                 NUMBER OF SHARES)
NET INCOME.................................................  $     7,023   $     3,249
  Exclude effects of:
     Extraordinary items:
       Loss on extinguishment of debt......................          329            --
       Gain on sales of real estate........................       (3,116)           --
       Real estate depreciation and amortization...........        3,486         3,384
       Income in equity of joint venture...................          (70)           --
     Minority interest in operating partnerships...........           45            38
                                                             -----------   -----------
Funds from Operations......................................  $     7,697   $     6,671
                                                             ===========   ===========
Weighted average Shares and operating partnership units
  outstanding..............................................   21,074,502    20,176,627
                                                             ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not complement the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of March 31, 2000, the Trust had $4.8 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of equity and up to $200 million in additional equity (Shares up to 49.9% ownership and preferred shares thereafter), subject to certain conditions, to fund property acquisitions approved by the Trust's Board. As of March 31, 2000, DDR has purchased 9.7 million Shares for $148.6 million. Proceeds related to these Share purchases were used to fund property acquisitions in 1998 and 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplated a $150 million credit line of which Bank One and Wells Fargo have each committed $25 million. The Trust does not currently anticipate further syndication of this line due to the current lack of equity capital availability and the Trust's reduced level of acquisitions. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of March 31, 2000, the Trust has $15.5 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%, currently 7.78%.

     The Trust also has approximately $48.0 million outstanding under a $75 million PSCC secured acquisition line bearing interest at a variable rate based on the 30 day LIBOR plus 1.55%, currently 7.33%, and a maturity date of October 27, 2000, as extended. The Trust anticipates retirement of this debt through sales of properties or through proceeds from long-term mortgage financings.

     Including the Bank One credit line and the PSCC secured acquisition credit line at March 31, 2000, the Trust had $324.6 million in mortgage debt outstanding, of which approximately $261.1 million was represented by fixed rate debt, including $1.3 million in unamortized debt premiums, with a weighted average interest rate of 7.39%, and $63.5 million was represented by variable rate debt with a weighted average interest rate of 7.44%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At March 31, 2000, the Trust's total market capitalization (based upon a March 31, 2000 closing Share price of $11.813 per Share) was approximately $566.4 million. Based upon this amount, the Trust's debt to total market capitalization at March 31, 2000 was 56.2%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given recent acquisition growth and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future to deleverage the Trust.

     On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions to shareholders with funds generated by the operations of its real properties. Should such funds not cover these needs, the possibility of future distributions may be reduced or eliminated. Although the Trust believes that its current level of leverage is justified, the risk of financial default could rise substantially if the Trust is unable to complete future equity offerings or if property operating results decline.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $1,342,000 in the quarter ended March 31, 2000, compared to $2,946,000 in the quarter ended March 31, 1999. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per Share was paid on April 14, 2000 to shareholders of record on April 5, 2000. On May 4, 2000, the Trust declared a distribution of $0.22 per Share payable on July 14, 2000 to shareholders of record on July 5, 2000. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the Board of Trust Managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code.

     On February 18, 1998, the Trust filed a Form S-3 registration statement with the Securities and Exchange Commission which would provide for the issuance of up to $500 million in Shares, Preferred Shares of Beneficial Interest, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. To date, this registration statement has not been utilized.

RECENT DEVELOPMENTS

     In April 2000, the Trust negotiated an extension of the maturity of its PSCC secured acquisition line to October 27, 2000. The interest rate remained at LIBOR plus 1.55%. The Trust currently has $48.0 million outstanding under this acquisition line.

     On April 27, 2000, the Trust sold one tract of vacant land, previously categorized as held for sale for total consideration of approximately $0.3 million resulting in a gain on sale of $0.1 million.

     On May 4, 2000, the Trust declared a distribution of $0.22 per Share payable on July 14, 2000 to shareholders of record on July 5, 2000.

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

     If the interest rate for variable rate debt was 100 basis points higher or lower during the first quarter of 2000, the Trust's interest expense would have been increased or decreased by approximately $173,000. There is no fixed rate debt maturing in 2000. The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Trust has not been notified, and is not otherwise aware, of any on-going or potential litigation that could result in a material adverse effect on the consolidated financial position or results of operations of the Trust.

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Agreement, the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 shares at a price of $15.50 per Share.

     In January 1999, DDR completed the second stage of the Agreement, resulting in the purchase of 5,226,589 shares for $15.50 per Share (for total consideration of approximately $81.0 million) to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional Shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase Shares, the price of the Shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR and Trust Shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of March 31, 2000, DDR has purchased 2,222,449 shares related to the third stage (for total consideration of approximately $33.4 million). In total, DDR has purchased 9,656,656 shares, representing 46.1% of the outstanding Shares of the Trust.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 27.1*        Financial Data Schedule

---------------

 *  Filed herewith

     (b) Reports on Form 8-K

     The following information summarizes the events reported on Form 8-K during the quarter ended March 31, 2000:

     (1) Current Report on Form 8-K filed with the Commission on February 17, 2000.

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

                                                         AMERICAN INDUSTRIAL PROPERTIES REIT
                                                                    (Registrant)

Date: May 15, 2000                                               /s/ MARC A. SIMPSON
                                               ------------------------------------------------------
                                                                   Marc A. Simpson
                                                  Senior Vice President and Chief Financial Officer
                                                            (principal financial officer)

Date: May 15, 2000                                              /s/ GARY A. WILLIAMS
                                               ------------------------------------------------------
                                                                  Gary A. Williams
                                                     Vice President and Chief Accounting Officer
                                                           (principal accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 27.1*        Financial Data Schedule

---------------

 *  Filed herewith