Form 10-Q
period 2000-06-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2000-08-11
CIK 778437

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     The number of Common Shares of Beneficial Interest, par value $0.10 per share, outstanding as of August 11, 2000 is 20,990,343 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Statements of Operations for the three
        months and six months ended June 30, 2000 and 1999
        (unaudited).........................................    3
         Consolidated Balance Sheets as of June 30, 2000
        (unaudited) and December 31, 1999...................    4
         Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999 (unaudited).....    5
         Notes to Consolidated Financial Statements
        (unaudited).........................................    7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   16
Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................   21
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................   22
Item 6. Exhibits and Reports on Form 8-K....................   22
SIGNATURES..................................................   23

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                               2000           1999          2000          1999
                                           ------------   ------------   -----------   -----------
Property Revenues
  Rents..................................  $    18,120    $    17,701    $    35,930   $    34,653
  Tenant reimbursements..................        4,077          3,677          8,379         6,960
                                           -----------    -----------    -----------   -----------
          Total Property Revenues........       22,197         21,378         44,309        41,613
                                           -----------    -----------    -----------   -----------
Property Expenses
  Property taxes.........................        2,366          2,264          4,773         4,279
  Property management fees...............          579            304          1,175           911
  Utilities..............................          891            888          1,775         1,708
  General operating......................        1,047            916          2,019         1,830
  Repairs and maintenance................          815            847          1,477         1,366
  Other property operating expenses......          918            985          1,974         2,270
                                           -----------    -----------    -----------   -----------
          Total Property Expenses........        6,616          6,204         13,193        12,364
                                           -----------    -----------    -----------   -----------
Income from Property Operations..........       15,581         15,174         31,116        29,249
Trust administration and overhead........       (1,002)        (1,387)        (2,226)       (2,477)
Depreciation.............................       (3,393)        (3,010)        (6,761)       (6,345)
Amortization.............................         (321)          (140)          (566)         (278)
Interest income..........................           90            144            198           231
Interest on notes payable................           --             --             --          (111)
Interest on mortgages payable............       (6,406)        (6,564)       (12,956)      (12,723)
                                           -----------    -----------    -----------   -----------
Income from operations...................        4,549          4,217          8,805         7,546
Minority interests in consolidated
  subsidiaries...........................         (105)           (91)          (195)         (171)
Gain on sale of real estate..............         (106)            38          3,010            38
Income in equity of joint venture........           --             --             70            --
                                           -----------    -----------    -----------   -----------
Income before extraordinary items........        4,338          4,164         11,690         7,413
Extraordinary items:
  Loss on extinguishment of debt.........           --             --           (329)           --
                                           -----------    -----------    -----------   -----------
          NET INCOME.....................  $     4,338    $     4,164    $    11,361   $     7,413
                                           ===========    ===========    ===========   ===========
PER SHARE DATA (BASIC AND DILUTED)
Income before extraordinary items........  $      0.21    $      0.20    $      0.56   $      0.37
Loss on extinguishment of debt...........           --             --    $     (0.02)           --
                                           -----------    -----------    -----------   -----------
Net Income...............................  $      0.21    $      0.20    $      0.54   $      0.37
                                           ===========    ===========    ===========   ===========
Dividends paid...........................  $      0.22    $      0.22    $      0.44   $      0.42
                                           ===========    ===========    ===========   ===========
Weighted average shares
  outstanding -- Basic and Diluted.......   20,963,593     20,509,613     20,952,750    20,224,411
                                           ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Real Estate:
  Held for investment.......................................   $600,355        $627,831
  Held for sale.............................................     32,317          14,355
                                                               --------        --------
  Total real estate.........................................    632,672         642,186
  Accumulated depreciation..................................    (51,866)        (46,931)
                                                               --------        --------
  Net real estate...........................................    580,806         595,255
Cash and cash equivalents:
  Unrestricted..............................................      2,692           2,504
  Restricted................................................      5,349           5,716
                                                               --------        --------
  Total cash and cash equivalents...........................      8,041           8,220
Other assets, net...........................................     18,986          17,207
                                                               --------        --------
          Total Assets......................................   $607,833        $620,682
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................   $321,821        $334,873
  Accrued interest..........................................      1,975           2,229
  Accounts payable, accrued expenses and other
     liabilities............................................     14,076          15,587
  Tenant security deposits..................................      2,939           2,954
                                                               --------        --------
          Total Liabilities.................................    340,811         355,643
                                                               --------        --------
Minority interests..........................................      5,632           6,551
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 shares; issued and outstanding 21,135,853
     shares at June 30, 2000 and 21,091,853 shares at
     December 31, 1999......................................      2,114           2,109
  Additional paid-in-capital................................    385,624         385,293
  Less 165,755 shares in treasury, at cost..................     (2,226)         (2,226)
  Accumulated distributions.................................    (94,897)        (86,102)
  Accumulated deficit.......................................    (29,225)        (40,586)
                                                               --------        --------
          Total Shareholders' Equity........................    261,390         258,488
                                                               --------        --------
          Total Liabilities and Shareholders' Equity........   $607,833        $620,682
                                                               ========        ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                   2000          1999
                                                                ----------    -----------
Cash Flows from Operating Activities:
  Net income................................................     $ 11,361      $   7,413
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Loss on extinguishment of debt.........................          109             --
     Gain on sale of real estate............................       (3,010)           (38)
     Minority interest in consolidated subsidiaries.........          195            171
     Depreciation...........................................        6,761          6,345
     Amortization of deferred financing costs...............          648            641
     Other amortization.....................................          308             17
     Issuance of shares to trust managers...................           49             54
  Changes in operating assets and liabilities:
     Other assets and restricted cash.......................       (1,459)         3,532
     Accounts payable, other liabilities and tenant security
      deposits..............................................       (1,441)        (4,084)
     Accrued interest.......................................         (232)            61
                                                                 --------      ---------
          Net Cash Provided By Operating Activities.........       13,289         14,112
                                                                 --------      ---------
Cash Flows from Investing Activities:
  Capitalized expenditures..................................       (6,127)        (5,416)
  Acquisition of real estate and related working capital....           --       (127,168)
  Net proceeds from sales of real estate....................       15,464            349
  Contribution to joint venture.............................          614             --
                                                                 --------      ---------
          Net Cash Provided By (Used In) Investing
            Activities......................................        9,951       (132,235)
                                                                 --------      ---------
Cash Flows from Financing Activities:
  Principal repayments on mortgage notes payable............      (19,293)      (147,947)
  Proceeds from mortgage financing..........................        6,500        226,804
  Payment of deferred loan costs............................          (26)        (2,737)
  Proceeds from sale of shares..............................           45         50,481
  Distributions to shareholders.............................       (8,791)        (7,522)
  Redemption of limited partnership unit holders............       (1,411)            --
  Distributions to limited partnership unit holders.........          (76)          (179)
                                                                 --------      ---------
          Net Cash (Used In) Provided By Financing
            Activities......................................     $(23,052)     $ 118,900
                                                                 --------      ---------
Net Increase in Unrestricted Cash and Cash Equivalents......          188            777
Unrestricted Cash and Cash Equivalents at Beginning of
  Period....................................................        2,504          6,145
                                                                 --------      ---------
Unrestricted Cash and Cash Equivalents at End of Period.....     $  2,692      $   6,922
                                                                 ========      =========
Cash Paid for Interest......................................     $ 12,562      $  12,378
                                                                 ========      =========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of nine properties and an undeveloped tract of land in the first six months of 1999, the Trust received approximately $1.8 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. As of June 30, 2000, the Trust has one tract of unimproved land classified as held for sale with a cost basis of $0.2 million, and reclassified one office building with a cost basis of $32.1 million from held for investment to held for sale. During the first six months of 1999, the Trust reclassified three properties and three tracts of land with a cost basis of $19.1 million to real estate held for sale.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by GAAP or those contained in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1999, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     General. The Trust is a self-administered Texas real estate investment trust which, as of June 30, 2000, directly or indirectly owns and operates 71 commercial real estate properties consisting of 55 industrial properties, 14 office buildings and 2 retail properties.

     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

     Property improvements that extend the useful life are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lease term, but not to exceed 10 years.

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $3,077,000 and $2,916,000 at June 30, 2000 and December 31, 1999, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. These percentage rents amounted to $110,000 and $42,000 for the six months ended June 30, 2000 and 1999, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Concentrations. As of June 30, 2000, the Trust owns 71 real estate properties in 11 states. The Trust's industrial properties are concentrated in the Texas market with 23 of 55 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the West with 7 of the 14 located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in

                      AMERICAN INDUSTRIAL PROPERTIES REIT
these markets are price, location, quality of space and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Reclassification. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At June 30, 2000 and December 31, 1999, real estate was comprised of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               2000           1999
                                                           ------------   ------------
Held for investment:
  Land...................................................  $150,108,000   $155,264,000
  Buildings and improvements.............................   450,247,000    472,567,000
                                                           ------------   ------------
                                                            600,355,000    627,831,000
                                                           ------------   ------------
Held for sale:
  Land...................................................     5,380,000      4,302,000
  Buildings and improvements.............................    26,937,000     10,053,000
                                                           ------------   ------------
                                                             32,317,000     14,355,000
                                                           ------------   ------------
          Total..........................................  $632,672,000   $642,186,000
                                                           ============   ============

     In the second quarter of 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million, and resulted in a net gain of $0.03 million. The asset sold was classified as held for sale at March 31, 2000. As of June 30, 2000, one tract of unimproved land and one office building not located in target markets currently identified by the Trust for future investment are classified as held for sale. The Trust's intent is to sell the remaining tract of unimproved land and office building in 2000.

     The Trust did not acquire any real estate assets in the second quarter of 2000.

     In the first quarter of 2000, the Trust sold two light industrial properties, one office property and one tract of unimproved land. Total proceeds from the sale of these assets were approximately $16.2 million and resulted in a net gain on sales of real estate of approximately $3.0 million. The four assets sold in the first quarter of 2000 were previously classified as held for sale at December 31, 1999.

     During 1999, the Trust purchased a portfolio of nine real estate properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation and $51.8 million from the issuance of our common shares to Developers Diversified Realty Corporation. The Trust also acquired two additional properties in 1999 for $15.8 million. The purchase price was primarily funded under a secured line of credit with Bank One, Texas, N.A. and $5.5 million in proceeds from the shares issued to DDR.

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

     During 1999, a joint venture, 50% owned by the Trust, sold a light industrial property. The Trust's investment in the joint venture was approximately $2.5 million. The Trust earned approximately $0.6 million from the sale of the property by the joint venture.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At June 30, 2000, 70 of the Trust's 71 properties were subject to liens securing mortgage notes payable with principal balances totaling $321,821,000, including $1,205,000 of debt premiums. Of this amount, approximately $258,597,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.74%, and maturity dates from 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $62,019,000. The variable rate debt consists of $48,019,000 under the Trust's secured acquisition credit line with Prudential Securities Credit Corporation as well as $14,000,000 under the Bank One line of credit. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and matures in October 2000, as extended. The Bank One line of credit, which provides for a variable rate spread based upon the Trust's overall debt leverage, currently bears interest at the 30 day LIBOR plus 1.75% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at June 30, 2000 are 8.21% and 8.37%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of June 30, 2000, and December 31, 1999, the unamortized debt premiums were $1,205,000 and $1,463,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and the line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of June 30, 2000.

     For the six months ended June 30, 2000, the Trust recognized extraordinary loss on extinguishment of debt of $329,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of mortgage debt resulting from the sale of two industrial properties (see Note 2). During 1999, the Trust recognized an extraordinary loss on the extinguishment of debt of $513,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of $88,000,000 of mortgage debt.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY:

     In January 1999, the Trust repaid in full three unsecured loans from DDR used to finance acquisitions. The Trust paid interest of $111,000 to DDR at the time of repayment. The interest rate on these demand notes was 10.25%.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

     The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Colorado retail property. The source of the contamination is apparently related to underground storage tanks located on an adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent tanks has submitted an amended corrective Action Plan to the Colorado Department of Public Health and Environment and awaits permission to upgrade its remediation system to address the contamination.

     The Trust has been notified of the existence of limited cleaning solvents contamination at Tech Center 29 Phase I. The contamination is the apparent result of a service center operated on the property until 1996. The tenant's primary operations consisted of the distribution of parts, cleaning equipment and cleaning solvents to industrial customers. Two underground storage tanks used in the operation were removed in 1996. The former tenant has been working with the Maryland Department of the Environment since the onset and has issued a

                      AMERICAN INDUSTRIAL PROPERTIES REIT
standby letter of credit as financial assurance for remediation of the site. The Maryland Department of the Environment is the beneficiary under the standby letter of credit.

     With the exception of Tamarac Square and Tech 29 Phase I, the Trust has not been notified, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances in connection with any of its properties.

  Litigation

     The Trust has not been notified, and is not otherwise aware, of any on-going or potential litigation that could have a material adverse effect on the consolidated financial position or results of operations of the Trust.

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. AIP-SWAG Operating L.P. has 89,543 limited partnership units outstanding as of June 30, 2000 (excluding limited partnership units held by the Trust). Pursuant to the limited partnership agreement, the limited partners received rights that enable them to cause the partnership to redeem each limited partnership unit for cash equal to the value, as determined in accordance with the partnership agreement, of the Trust's common shares (or, at the Trust's election, the Trust may purchase each limited partnership unit offered for redemption for one share). The redemption rights generally may be exercised at any time after one year following the issuance of the limited partnership units. The number of shares issuable upon exercise of the redemption rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions, which would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Trust. The limited partners' interest is reflected as a minority interest in the accompanying consolidated financial statements. In January 2000, 89,542 AIP-SWAG Operating L.P. limited partnership units were redeemed for approximately $1,094,000, resulting in an increase in shareholders' equity of approximately $157,000. In March 2000, 29,166 AIP Operating L.P. limited partnership units were redeemed for approximately $316,000 resulting in an increase in shareholders' equity of approximately $85,000.

     AIP-SWAG Operating L.P. and AIP Operating, L.P. had 179,085 and 29,166 limited partnership units outstanding, respectively, as of December 31, 1999.

     Joint Ventures. In connection with the merger of four real estate limited partnerships, effective December 31, 1997, the Trust acquired a 55.84% interest in Chelmsford Associates LLC, formerly Chelmsford Associates Joint Venture, a joint venture owning one office property. The remaining 44.16% interest is owned by a significant shareholder of the Trust. The financial position and results of operations of the joint venture is included in the consolidated financial statements of the Trust. The other venture's interest in the partnership is reflected as minority interest in the accompanying consolidated financial statements.

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 common shares of beneficial interest. The shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of June 30, 2000, 21,135,853 common shares are issued and outstanding. As of June 30, 2000, the Trust has 165,755 common shares held in Treasury.

     The Trust is authorized to issue up to 50,000,000 preferred shares of beneficial interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of June 30, 2000, no preferred shares have been issued.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement the transaction

                      AMERICAN INDUSTRIAL PROPERTIES REIT
has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million.

     In January 1999, DDR completed the second stage of the investment, resulting in the purchase of 5,226,589 common shares for $15.50 per share to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase shares, the price of the shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR common stock and the Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of December 31, 1999, DDR had purchased 2,222,449 common shares related to the third stage for total consideration of approximately $33.4 million. In total, DDR has purchased 9,656,656 shares, representing 46.0% of the current outstanding shares of the Trust. DDR has not purchased any shares in the six months ended June 30, 2000.

     During the six months ended June 30, 2000, the Trust issued 39,824 shares under the Dividend Reinvestment Plan and 4,176 shares to trust managers. In total, the Trust issued 44,000 shares in the six months ended June 30, 2000.

     Share Incentive Plans. The Trust adopted the Employee and Trust Managers Incentive Share Plan for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership. All awards under the Plan are determined by the compensation committee of the board of trust managers. A maximum limit of 10% of the total number of shares outstanding at any time on a fully diluted basis may be issued under the Plan.

     Under the terms of the plan, any person who is a full-time employee or a trust manager of the Trust or of an affiliate of the Trust or a person designated by the compensation committee as eligible because such person performs bona fide consulting or advisory services for the Trust or an affiliate of the Trust (other than services in connection with the offer or sale of securities in a capital-raising transaction) and has a direct and significant effect on the financial development of the Trust or an affiliate of the Trust, shall be eligible to receive awards under the Plan.

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

     At June 30, 2000, 726,000 options are outstanding of which 700,000 are fully vested. The remaining 26,000 options vest annually through February 2003. The terms of these options range from June 2007 through December 2009. As of June 30, 2000, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 common shares at $17.50 per share. The warrants expire on October 3, 2000. No warrants have been exercised as of June 30, 2000.

NOTE 8 -- DISTRIBUTIONS:

     A distribution of $0.22 per share was paid on July 14, 2000, to shareholders of record on July 5, 2000. Additionally, a $0.22 per share distribution was paid on April 14, 2000 and on January 14, 2000.

     Distributions totaling $0.84 per share were paid in 1999.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES:

     In the first quarter of 1999, the Trust repaid $111,000 of interest and the balance of unsecured borrowings from DDR. The borrowings bore a fixed interest rate of 10.25%, provided for quarterly payments of interest and were due 30 days after demand. The Trust did not enter into any such borrowings in the six months ended June 30,2000.

     Quorum Real Estate Services Corporation, an affiliate of USAA Real Estate Company, and DDR, both of which are major shareholders of the Trust, manage certain real estate investments. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. For the six months ended June 30, 2000, the Trust paid Quorum management fees of $298,000, leasing commissions of $127,000 and construction management fees of $72,000. The Trust paid Quorum management fees of $370,000, leasing commissions of $102,000, brokerage fees of $92,000, and construction management fees of $27,000 for the six months ended June 30, 1999. The Trust paid DDR management fees of $10,300 for the six months ended June 30, 2000. For the six months ended June 30, 1999, management fees paid to DDR were $8,800.

     The Trust currently leases approximately 2,000 square feet to an individual serving as a trust manager at competitive market rates. For the six months ended June 30, 2000 and June 30, 1999, this trust manager paid $12,500 and $11,600 in lease payments to the Trust, respectively.

     At June 30, 2000, DDR and USAA Real Estate Company owned approximately 46.0% and 8.0% of the common shares outstanding, respectively.

NOTE 10 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                     FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   -------------------------   -------------------------
                                      2000          1999          2000          1999
                                   -----------   -----------   -----------   -----------
Basic and diluted earnings per
  share:
  Numerator:
     Income before extraordinary
       items.....................  $ 4,338,000   $ 4,164,000   $11,690,000   $ 7,413,000
     Extraordinary items.........           --            --      (329,000)           --
                                   -----------   -----------   -----------   -----------
          Net Income.............  $ 4,338,000   $ 4,164,000   $11,361,000   $ 7,413,000
                                   ===========   ===========   ===========   ===========
  Denominator:
     Weighted average shares.....   20,963,593    20,509,613    20,952,750    20,224,411
                                   -----------   -----------   -----------   -----------
Basic and diluted earnings per
  share:
  Income before extraordinary
     items.......................  $      0.21   $      0.20   $      0.56   $      0.37
  Extraordinary items............           --            --         (0.02)           --
                                   -----------   -----------   -----------   -----------
          Net income.............  $      0.21   $      0.20   $      0.54   $      0.37
                                   ===========   ===========   ===========   ===========

     Options to purchase 726,000 shares at prices ranging from $11.13 to $15.00 per share were outstanding at June 30, 2000. There were no additional options issued during the six months ended June 30, 2000. These options were not included in a computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the shares and, therefore, the effect would be antidilutive.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     At June 30, 2000, warrants to acquire 40,000 common shares were outstanding. The warrants have an exercise price of $17.50 per share and expire in October 2000. Because the exercise price was greater than the average market price of the shares, the effect would be antidilutive and are therefore excluded from the computation of diluted earnings per share.

NOTE 11 -- SEGMENT REPORTING:

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the six months ended June 30, 2000, light industrial represents 60% of property revenue. Office and retail represent 36% and 4%, respectively, for the same period. For the six months ended June 30, 1999 light industrial, office and retail represented property revenue of 61%, 34%, and 5%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of June 30, 2000, approximately 72% of the Trust's portfolio is represented by light industrial properties, 25% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of June 30, 1999, approximately 73% of the Trust's portfolio was represented by light industrial properties, 24% by office and 3%, by retail properties.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Senior management evaluates performance based on net operating income from the combined properties in each segment.

     The Trust's reportable segments are a consolidation of related properties, which offer different products. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of the properties have been acquired separately and are incorporated into the applicable segment.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the Trust's property revenues by reporting segment, for the three months ended June 30, 2000 and 1999 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                          FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                 ----------------------------------------------------------
                                                   LIGHT       OFFICE              CORPORATE
                                                 INDUSTRIAL   BUILDINGS   RETAIL   AND OTHER   CONSOLIDATED
                                                 ----------   ---------   ------   ---------   ------------
Property revenues..............................   $13,199      $8,040      $958    $     --      $22,197
Property expenses..............................     3,585       2,621       410          --        6,616
                                                  -------      ------      ----    --------      -------
Income from property operations................     9,614       5,419       548          --       15,581
Administrative expenses........................        --          --        --      (1,002)      (1,002)
Depreciation and amortization..................        --          --        --      (3,714)      (3,714)
Other income...................................        --          --        --          90           90
Interest expense...............................        --          --        --      (6,406)      (6,406)
                                                  -------      ------      ----    --------      -------
Income (loss) from operations..................     9,614       5,419       548     (11,032)       4,549
Minority interests in consolidated
  subsidiaries.................................        --          --        --        (105)        (105)
Gain (loss) on sale of real estate.............      (106)         --        --          --         (106)
                                                  -------      ------      ----    --------      -------
Net income (loss)..............................   $ 9,508      $5,419      $548    $(11,137)     $ 4,338
                                                  =======      ======      ====    ========      =======

                                                          FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                 ----------------------------------------------------------
                                                   LIGHT       OFFICE              CORPORATE
                                                 INDUSTRIAL   BUILDINGS   RETAIL   AND OTHER   CONSOLIDATED
                                                 ----------   ---------   ------   ---------   ------------
Property revenues..............................   $12,991      $7,365     $1,022   $     --      $21,378
Property expenses..............................     3,693       2,061        450         --        6,204
                                                  -------      ------     ------   --------      -------
Income from property operations................     9,298       5,304        572         --       15,174
Administrative expenses........................        --          --         --     (1,387)      (1,387)
Depreciation and amortization..................        --          --         --     (3,150)      (3,150)
Other income...................................        --          --         --        144          144
Interest expense...............................        --          --         --     (6,564)      (6,564)
                                                  -------      ------     ------   --------      -------
Income (loss) from operations..................     9,298       5,304        572    (10,957)       4,217
Minority interests in consolidated
  subsidiaries.................................        --          --         --        (91)         (91)
Gain (loss) on sale of real estate.............        38          --         --         --           38
                                                  -------      ------     ------   --------      -------
Net income (loss)..............................   $ 9,336      $5,304     $  572   $(11,048)     $ 4,164
                                                  =======      ======     ======   ========      =======

     The following table sets forth the Trust's property revenues by reporting segment, for the six months ended June 30, 2000 and 1999 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                               -----------------------------------------------------------
                                                 LIGHT       OFFICE               CORPORATE
                                               INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 26,582    $ 15,842    $ 1,885   $     --      $ 44,309
Property expenses............................      7,213       5,246        734         --        13,193
                                                --------    --------    -------   --------      --------
Income from property operations..............     19,369      10,596      1,151         --        31,116
Administrative expenses......................         --          --         --     (2,226)       (2,226)
Depreciation and amortization................         --          --         --     (7,327)       (7,327)
Other income.................................         --          --         --        198           198
Interest expense.............................         --          --         --    (12,956)      (12,956)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     19,369      10,596      1,151    (22,311)        8,805
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (195)         (195)
Gain on sale of real estate..................      3,010          --         --                    3,010
Income in equity of joint venture............         --          --         --         70            70
Extraordinary items..........................         --          --         --       (329)         (329)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 22,379    $ 10,596    $ 1,151   $(22,765)     $ 11,361
                                                ========    ========    =======   ========      ========
Total real estate............................   $387,504    $206,102    $36,827   $  2,239      $632,672
                                                ========    ========    =======   ========      ========

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                               -----------------------------------------------------------
                                                 LIGHT       OFFICE               CORPORATE
                                               INDUSTRIAL   BUILDINGS   RETAIL    AND OTHER   CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 25,471    $ 14,030    $ 2,112   $     --      $ 41,613
Property expenses............................      7,218       4,261        885         --        12,364
                                                --------    --------    -------   --------      --------
Income from property operations..............     18,253       9,769      1,227         --        29,249
Administrative expenses......................         --          --         --     (2,477)       (2,477)
Depreciation and amortization................         --          --         --     (6,623)       (6,623)
Other income.................................         --          --         --        231           231
Interest expense.............................         --          --         --    (12,834)      (12,834)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     18,253       9,769      1,227    (21,703)        7,546
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (171)         (171)
Gain on sale of real estate..................         38          --         --         --            38
Income in equity of joint venture............         --          --         --         --            --
Extraordinary items..........................         --          --         --         --            --
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 18,291    $  9,769    $ 1,227   $(21,874)     $  7,413
                                                ========    ========    =======   ========      ========
Total real estate............................   $401,884    $198,651    $36,061   $  1,628      $638,224
                                                ========    ========    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 12 -- SUBSEQUENT EVENTS:

     On July 3, 2000, the Trust sold one tract of vacant land, previously categorized as held for sale, for total consideration of approximately $0.3 million resulting in a gain on sale of approximately $0.03 million.

     On July 6, 2000, the Trust redeemed 89,543 AIP-SWAG Operating L.P. limited partnership units for approximately $1.1 million. As of this date, all AIP-SWAG Operating L.P. limited partnership units (excluding limited partnership units held by the Trust) have been redeemed.

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended June 30, 2000 to June 30, 1999

     Property revenues increased 3.8% to $22,197,000 for the three months ended June 30, 2000 from $21,378,000 for the same period in 1999, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 2.7% to $15,581,000 for the three months ended June 30, 2000 from $15,174,000 for the same period in 1999. On a same property basis, for properties owned as of April 1, 1999 and June 30, 2000, property revenues increased to $21,611,000 in 2000 from $20,150,000 in 1999, an increase of 7.3%, comprised of a 7.3% increase in revenue related to industrial properties, a 9.1% increase in revenue related to office properties and a 6.3% decrease in revenue at the Trust's retail properties. The increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in occupancy at the Colorado retail property. Overall leased occupancy of the Trust's portfolio was 92.9% at June 30, 2000 compared to 95.3% at June 30, 1999.

     On a same property basis, income from property operations increased to $15,435,000 for the three months ended June 30, 2000 from $14,342,000 for the same period in 1999, an increase of 7.6%, and is comprised of a 9.6% increase related to industrial properties, a 5.2% increase related to office properties and a 1.2% decrease related to the Trust's retail properties. This overall increase is the net result of the revenue activity explained above offset by additional operating expense activity related to increases in occupancy and higher property taxes at various properties.

     Income from operations increased to $4,549,000 during the three months ended June 30, 2000 from $4,217,000 for the same period in 1999 as a result of the acquisition of two properties since the second quarter of 1999 and the increase in income from property operations explained above offset by the sale of six properties since the second quarter of 1999. In addition, total interest expense decreased $158,000 due to a $22,821,000 reduction in mortgage debt since June 30, 1999 offset by an increase in variable rate interest. Trust administration and overhead expenses decreased $385,000 due to a reduction in annual report costs and costs associated with prospective acquisitions. Depreciation increased $564,000 due to the acquisition of two properties since the second quarter of 1999.

  Comparison of Six Months Ended June 30, 2000 to June 30, 1999

     Property revenues increased 6.5% to $44,309,000 for the six months ended June 30, 2000 from $41,613,000 for the same period in 1999, and income from property operations increased 6.4% to $31,116,000 in 2000 from $29,249,000 in 1999. On a same property basis, for properties owned as of January 1, 1999 and June 30, 2000, property revenues increased to $33,990,000 in 2000 from $31,771,000, an increase of 7.0%, comprised of a 7.3% increase in revenue related to industrial properties, a 10.3% increase in revenue related to office properties and a 10.9% decrease in revenue at the Trust's retail properties. The increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in occupancy at the Colorado retail property. Overall leased occupancy of the Trust's portfolio was 92.9% at June 30, 2000 compared to 95.3% at June 30, 1999.

     On a same property basis, income from property operations increased to $22,947,000 for the six months ended June 30, 2000 from $21,760,000 for the same period in 1999, an increase of 5.5%, and is comprised of a 6.7% increase related to industrial properties, a 5.2% increase related to office properties and a 7.5% decrease related to the Trust's retail properties. This overall increase is the net result of the revenue activity explained above offset by additional operating expense activity related to increases in occupancy and higher property taxes at various properties.

     Income from operations increased to $8,805,000 during the six months ended June 30, 2000 from $7,546,000 for the same period in 1999 as a result of the acquisition of 11 properties since December 31, 1998 and the increase in income from property operations explained above offset by the sale of six properties since the second quarter of 1999. Total interest expense increased $122,000 due to a $70,099,000 net increase in mortgage debt since January 1, 1999 and an increase in variable rate interest since June 30, 1999 and Trust administration and overhead expenses decreased $251,000 due to a reduction in annual report costs and costs associated with prospective acquisitions. Depreciation increased $705,000 due to the acquisition of 11 properties since December 1998 offset by the sale of six properties since the first quarter of 1999.

  Analysis of Cash Flows -- Comparison of Six Months Ended June 30, 2000 to June 30, 1999

     Cash flow provided by operating activities in the six months ended June 30, 2000 was $13,289,000. This results from the Trust's net income of $11,361,000 increased by net non-cash charges totaling $5,011,000 related to the loss on the extinguishment of debt, gains on the sales of real estate properties, minority interests, depreciation and amortization. Issuance of common shares to trust managers of $49,000 and a reduction in restricted cash of $367,000 further increased cash flow provided by operating activities. An increase in other assets of $1,826,000, a decrease in accounts payable, other liabilities and tenant security deposits of $1,441,000 and a decrease in accrued interest of $232,000 reduced cash flow provided by operating activities.

     Cash flow provided by investing activities in the six months ended June 30, 2000 was $9,951,000, representing net proceeds for the sales of real estate of $15,464,000 and contributions to joint venture of $614,000 offset by capitalized expenditures of $6,127,000.

     Cash flow used in financing activities in the six months ended June 30, 2000 was $23,052,000. This amount reflects principal repayments on mortgage notes payable of $19,293,000, distributions to shareholders and limited partnership unit holders of $8,867,000, redemption of limited partnership units totaling $1,411,000 and a net reduction in deferred loan costs of $26,000 offset by proceeds from the mortgage financing totaling $6,500,000 and net proceeds from the private placement of common shares of $45,000.

     Cash flow provided by operating activities in the six months ended June 30, 1999 was $14,112,000. This resulted from the Trust's net income of $7,413,000 increased by non-cash charges totaling $7,136,000 related to minority interests, depreciation and amortization, a reduction in other assets of $3,833,000, issuance of common shares to trust managers of $54,000 and an increase in restricted cash of $301,000. In addition, accrued interest increased $61,000 and accounts payable, accrued expenses and other liabilities decreased $4,084,000.

     Cash flow used in investing activities in the six months ended June 30, 1999 was $132,235,000, representing amounts expended on the acquisition of real estate and related working capital totaling $127,168,000 and capitalized expenditures of $5,416,000 offset by proceeds from the sale of real estate totaling $349,000.

     Cash flow provided by financing activities in the six months ended June 30, 1999 was $118,900,000. This amount reflected proceeds from the mortgage financing on the properties acquired in 1999 and refinancing existing properties of $226,804,000, net proceeds from the private placement of common shares of $50,481,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $147,947,000, payments of loan costs of $2,737,000, and distributions to shareholders and limited partnership unit holders totaling $7,701,000.

  Funds from Operations

     The Board of Governors of NAREIT defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items in the calculation of FFO.

     Effective January 1, 2000, NAREIT clarified the calculation of FFO to include all operating results, both recurring and non-recurring, except those results defined as extraordinary items under GAAP and gains and losses from the sales of depreciable operating properties. The Trust's FFO calculation for the three and six months ended June 30, 2000 was not affected by the revised FFO calculation. Although the Trust does not anticipate a significant impact on current FFO calculations as a result of this change, the Trust has deferred costs totaling approximately $3.2 million at June 30, 2000 related to an on-going strategic review of alternatives for the Trust. Under the new FFO guidelines, expenses related to these costs cannot be excluded from the calculation of FFO. Should a strategic transaction not result from this review, the Trust will expense all such deferred costs during 2000.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with GAAP:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              -------------------   --------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   ---------
                                                (IN THOUSANDS)         (IN THOUSANDS)
Net cash provided by operating activities...  $ 8,796    $ 4,034    $ 13,289   $  14,112
Net cash provided by (used in) investing
  activities................................   (3,785)    (2,121)      9,951    (132,235)
Net cash provided by (used in) financing
  activities................................   (7,167)    (4,239)    (23,052)    118,900

     The following table shows the Trust's calculation of FFO:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                             (IN THOUSANDS, EXCEPT       (IN THOUSANDS, EXCEPT
                                               NUMBER OF SHARES)           NUMBER OF SHARES)
Net Income/(Loss)........................  $     4,338   $     4,164   $    11,361   $     7,413
Exclude effects of:
  Extraordinary items:
     Loss on extinguishment of debt......           --            --           329            --
  (Gain)/loss on sales of real estate....          106           (38)       (3,010)          (38)
  Real estate depreciation and
     amortization........................        3,569         3,040         7,054         6,424
  Income in equity of joint venture......           --            --           (70)           --
  Minority interest in operating
     partnerships........................           18            48            63            86
                                           -----------   -----------   -----------   -----------
Funds from Operations....................  $     8,031   $     7,214   $    15,727   $    13,885
                                           ===========   ===========   ===========   ===========
Weighted average shares and operating
  partnership units outstanding..........   21,053,100    20,747,031    21,063,800    20,461,829
                                           ===========   ===========   ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of June 30, 2000, the Trust had $2.7 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of equity and up to $200 million in additional equity (common shares up to 49.9% ownership and preferred shares thereafter), subject to certain conditions, to fund property acquisitions. As of June 30, 2000, DDR has purchased 9.7 million common shares for $148.6 million. Proceeds related to these share purchases were used to fund property acquisitions in 1998 and 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplated a $150 million credit line of which Bank One and Wells Fargo have each committed $25 million. The Trust does not currently anticipate further syndication of this line due to the current lack of equity capital availability and the Trust's reduced level of acquisitions. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. As of June 30, 2000, the Trust has $14.0 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%, currently 8.37%.

     The Trust also has approximately $48.0 million outstanding under a $75 million secured acquisition line with Prudential Securities Credit Corporation which bears interest at a variable rate based on the 30 day LIBOR plus 1.55%, currently 8.21%, and a maturity date of October 27, 2000, as extended. The Trust anticipates retirement of this debt through sales of properties or through proceeds from long-term mortgage financings.

     Including the Bank One credit line and the Prudential Securities Credit Corporation secured acquisition credit line at June 30, 2000, the Trust had $321.8 million in mortgage debt outstanding, of which approximately $259.8 million was represented by fixed rate debt, including $1.2 million in unamortized debt premiums, with a weighted average interest rate of 7.62%, and $62.0 million was represented by variable rate debt with a weighted average interest rate of 8.25%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At June 30, 2000, the Trust's total market capitalization (based upon a June 30, 2000 closing share price of $13.578 per share) was approximately $601.2 million. Based upon this amount, the Trust's debt to total market capitalization at June 30, 2000 was 52.4%. The Trust is currently operating at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that the use of leverage is justified given recent acquisition growth and the benefits of the Trust's transition to a larger entity. Although there is no assurance of ultimate availability, the Trust anticipates that equity will be raised in the future to deleverage the Trust.

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

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $4,718,000 in the quarter ended June 30, 2000, compared to $2,470,000 in the quarter ended June 30, 1999. For the six months ended June 30, 2000 these costs were $6,127,000 compared to $5,416,000 over the same six month period in 1999. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per share was paid on July 14, 2000 and April 14, 2000 to shareholders. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the board of trust managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code. Effective January 1, 2001, the distribution requirement will be reduced from 95% to 90% of taxable income.

     On February 18, 1998, the Trust filed a Form S-3 registration statement with the SEC which would provide for the issuance of up to $500 million in common shares, preferred shares, unsecured senior debt securities and/or warrants to purchase such securities in amounts, at prices and on terms to be determined by market conditions at the time of future offerings. To date, this registration statement has not been utilized.

RECENT DEVELOPMENTS

     On July 3, 2000, the Trust sold one tract of vacant land, previously categorized as held for sale, for total consideration of approximately $0.3 million resulting in a gain on sale of $0.03 million.

     On July 6, 2000, the Trust redeemed 89,543 AIP-SWAG Operating L.P. limited partnership units for approximately $1.1 million. As of this date, all AIP-SWAP Operating L.P. limited partnership units (excluding limited partnership units held by the Trust) have been redeemed.

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

     If the interest rate for variable rate debt was 100 basis points higher or lower during 2000, the Trust's interest expense would have been increased or decreased by approximately $155,000 for the three months ended June 30, 2000 and $328,000 for the six months ended June 30, 2000. There is no fixed rate debt maturing in 2000.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Trust has not been notified, and is not otherwise aware, of any on-going or potential litigation that could have a material adverse effect on the consolidated financial position or results of operations of the Trust.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     EXHIBIT NUMBER                                    DESCRIPTION
     --------------                                    -----------
         27.1*                    -- Financial Data Schedule

---------------

* Filed herewith

     (b) Reports on Form 8-K

     There were no events reported on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                                      (Registrant)

Date: August 11, 2000                            /s/ MARC A. SIMPSON
                                        ----------------------------------------
                                                    Marc A. Simpson
                                            Senior Vice President and Chief
                                                   Financial Officer
                                             (principal financial officer)

Date: August 11, 2000                           /s/ GARY A. WILLIAMS
                                        ----------------------------------------
                                                    Gary A. Williams
                                          Vice President and Chief Accounting
                                                        Officer
                                             (principal accounting officer)

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                                       DESCRIPTION
     --------------                                       -----------
         27.1*                    -- Financial Data Schedule

---------------

*Filed herewith