Form 10-Q
period 2000-09-30
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2000-11-14
CIK 778437

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of Common Shares of Beneficial Interest, par value $0.10 per share, outstanding as of November 10, 2000 is 21,011,451 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-Q
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999
         (unaudited).................................................    3
         Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999...........................    4
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999 (unaudited)...............    5
         Notes to Consolidated Financial Statements (unaudited)......    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
SIGNATURES...........................................................   23

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
Property Revenues
  Rents..................................  $    18,678   $    18,143   $    54,608   $    52,796
  Tenant reimbursements..................        4,096         3,998        12,475        10,958
                                           -----------   -----------   -----------   -----------
          Total Property Revenues........       22,774        22,141        67,083        63,754
                                           -----------   -----------   -----------   -----------
Property Expenses
  Property taxes.........................        2,562         2,352         7,335         6,631
  Property management fees...............          588           373         1,763         1,284
  Utilities..............................        1,318         1,344         3,093         3,053
  General operating......................        1,011           963         3,030         2,794
  Repairs and maintenance................          745           707         2,222         2,072
  Other property operating expenses......          591         1,164         2,565         3,433
                                           -----------   -----------   -----------   -----------
          Total Property Expenses........        6,815         6,903        20,008        19,267
                                           -----------   -----------   -----------   -----------
Income from Property Operations..........       15,959        15,238        47,075        44,487
Trust administration and overhead........         (961)         (921)       (3,187)       (3,398)
Depreciation.............................       (2,937)       (3,172)       (9,698)       (9,517)
Amortization.............................         (316)         (198)         (882)         (476)
Interest income..........................          122           188           320           419
Interest on notes payable................           --            --            --          (111)
Interest on mortgages payable............       (6,434)       (6,884)      (19,390)      (19,607)
                                           -----------   -----------   -----------   -----------
Income from operations...................        5,433         4,251        14,238        11,797
Minority interests in consolidated
  subsidiaries...........................         (190)          (88)         (385)         (260)
Gain (Loss) on sale of real estate.......         (104)         (114)        2,906           (75)
Income in equity of joint venture........           50            --           120            --
                                           -----------   -----------   -----------   -----------
Income before extraordinary items........        5,189         4,049        16,879        11,462
Extraordinary loss on extinguishment of
  debt...................................           --          (585)         (329)         (585)
                                           -----------   -----------   -----------   -----------
          Net income.....................  $     5,189   $     3,464   $    16,550   $    10,877
                                           ===========   ===========   ===========   ===========
PER SHARE DATA (BASIC AND DILUTED)
Income before extraordinary items........  $      0.25   $      0.20   $      0.81   $      0.56
Extraordinary loss on extinguishment of
  debt...................................           --         (0.03)        (0.02)        (0.03)
                                           -----------   -----------   -----------   -----------
Net Income...............................  $      0.25   $      0.17   $      0.79   $      0.53
                                           ===========   ===========   ===========   ===========
Dividends paid...........................  $      0.22   $      0.22   $      0.66   $      0.64
                                           ===========   ===========   ===========   ===========
Weighted average Shares outstanding --
Basic and Diluted........................   20,982,665    20,686,717    20,962,721    20,378,579
                                           ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Real estate:
  Held for investment.......................................    $601,794        $627,831
  Held for sale.............................................      32,297          14,355
                                                                --------        --------
  Total real estate.........................................     634,091         642,186
  Accumulated depreciation..................................     (54,803)        (46,931)
                                                                --------        --------
  Net real estate...........................................     579,288         595,255
Cash and cash equivalents:
  Unrestricted..............................................       2,577           2,504
  Restricted................................................       6,827           5,716
                                                                --------        --------
  Total cash and cash equivalents...........................       9,404           8,220
  Other assets, net.........................................      18,531          17,207
                                                                --------        --------
          Total Assets......................................    $607,223        $620,682
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................    $320,536        $334,873
  Accrued interest..........................................       1,976           2,229
  Accounts payable, accrued expenses and other
     liabilities............................................      15,050          15,587
  Tenant security deposits..................................       3,067           2,954
                                                                --------        --------
          Total Liabilities.................................     340,629         355,643
                                                                --------        --------
Minority interests..........................................       4,366           6,551
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 Shares; issued and outstanding 21,156,098
     Shares at September 30, 2000 and 21,091,853 Shares at
     December 31, 1999......................................       2,116           2,109
  Additional paid-in-capital................................     385,684         385,293
  Less 165,755 shares in treasury, at cost..................      (2,226)         (2,226)
  Accumulated distributions.................................     (99,310)        (86,102)
  Accumulated deficit.......................................     (24,036)        (40,586)
                                                                --------        --------
          Total Shareholders' Equity........................     262,228         258,488
                                                                --------        --------
          Total Liabilities and Shareholders' Equity........    $607,223        $620,682
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $ 16,550   $  10,877
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Loss on extinguishment of debt.........................       109          90
     (Gain) Loss on sale of real estate.....................    (3,001)         75
     Minority interest in consolidated subsidiaries.........       385         260
     Depreciation...........................................     9,698       9,517
     Amortization of deferred financing costs...............       934       1,038
     Other amortization.....................................       494         106
     Issuance of shares to trust managers...................        74          54
  Changes in operating assets and liabilities:
     Other assets and restricted cash.......................    (2,485)      1,185
     Accounts payable, other liabilities and tenant security
      deposits..............................................      (349)     (3,075)
     Accrued interest.......................................      (231)        575
                                                              --------   ---------
          Net Cash Provided By Operating Activities.........    22,178      20,702
                                                              --------   ---------
Cash Flows from Investing Activities:
  Capitalized expenditures..................................    (8,365)     (9,620)
  Acquisition of real estate and related working capital....        --    (142,857)
  Net proceeds from sales of real estate....................    15,691      10,070
  Contribution to joint venture.............................       614          --
                                                              --------   ---------
          Net Cash Provided By (Used In) Investing
            Activities......................................     7,940    (142,407)
                                                              --------   ---------
Cash Flows from Financing Activities:
  Principal repayments on mortgage notes payable............   (23,448)   (184,361)
  Proceeds from mortgage financing..........................     9,500     264,304
  Payment of deferred loan costs............................       (42)     (2,796)
  Proceeds from sale of common shares.......................       (42)     55,434
  Distributions to shareholders.............................   (13,195)    (11,819)
  Redemption of limited partnership unit holders............    (2,518)         --
  Distributions to limited partnership unit holders.........      (300)       (271)
                                                              --------   ---------
          Net Cash Provided By (Used In) Financing
            Activities......................................   (30,045)    120,491
                                                              --------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents........        73      (1,214)
Cash and Cash Equivalents at Beginning of Period............     2,504       6,145
                                                              --------   ---------
Cash and Cash Equivalents at End of Period..................  $  2,577   $   4,931
                                                              ========   =========
Cash Paid for Interest......................................  $ 18,710   $  18,512
                                                              ========   =========

   The accompanying notes are an integral part of these financial statements.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Property Operations. As a result of the acquisition of eleven properties and an undeveloped tract of land in the first nine months of 1999, American Industrial Properties REIT (the "Trust") received approximately $1.9 million of accounts payable and tenant security deposits.

     Real Estate Held for Sale. As of September 30, 2000, the Trust has one office building with a cost basis of $32.3 million classified as held for sale. During the first nine months of 1999, the Trust reclassified three properties and three tracts of land with a cost basis of $19.1 million to real estate held for sale.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures required by generally accepted accounting principles ("GAAP") or those contained in American Industrial Properties REIT's (the "Trust") Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Accordingly, these financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1999, included in the Trust's Annual Report on Form 10-K.

     The financial information included herein has been prepared in accordance with the Trust's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     General. The Trust is a self-administered Texas REIT which, as of September 30, 2000, directly or indirectly owns and operates 71 commercial real estate properties consisting of 55 industrial properties, 14 office buildings and 2 retail properties.

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

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $3,380,000 and $2,657,000 at September 30, 2000 and December 31, 1999, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $150,000 and $129,000 for the nine months ended September 30, 2000 and 1999, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Concentrations. As of September 30, 2000, the Trust owns 71 real estate properties in 11 states. The Trust's industrial properties are concentrated in the Texas market with 23 of 55 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the West with 7 of the

                      AMERICAN INDUSTRIAL PROPERTIES REIT

14 located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Effect of New Accounting Standard. In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Trust's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings of the financial position of the Trust.

     Reclassification. Certain amounts in prior year's financial statements have been reclassified to conform to the current year presentation.

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE

     At September 30, 2000 and December 31, 1999, real estate was comprised of the following:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               2000            1999
                                                           -------------   ------------
Held for investment:
  Land...................................................  $150,108,000    $155,264,000
  Buildings and improvements.............................   451,686,000     472,567,000
                                                           ------------    ------------
                                                            601,794,000     627,831,000
                                                           ------------    ------------
Held for sale:
  Land...................................................     5,156,000       4,302,000
  Buildings and improvements.............................    27,141,000      10,053,000
                                                           ------------    ------------
                                                             32,297,000      14,355,000
                                                           ------------    ------------
          Total..........................................  $634,091,000    $642,186,000
                                                           ============    ============

     In the third quarter of 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million, and resulted in a net gain of $0.07 million. The asset sold was classified as held for sale at June 30, 2000. As of September 30, 2000, one office building is classified as held for sale. The Trust's intent is to sell the office building in the fourth quarter 2000 (see Note 12).

     The Trust did not acquire any real estate assets during the nine months ended September 30, 2000.

     In the second quarter of 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million, and resulted in a net gain of $0.03 million. This asset was previously classified as held for sale at December 31, 1999.

     In the first quarter of 2000, the Trust sold two light industrial properties, one office property and one tract of unimproved land. Total proceeds from the sale of these assets were approximately $16.2 million and resulted in a net gain on sales of real estate of approximately $2.9 million. These assets were previously classified as held for sale at December 31, 1999.

     During 1999, the Trust purchased a portfolio of nine real estate properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation and $51.8 million from the issuance of common shares to Developers Diversified Realty Corporation ("DDR"). The Trust also acquired two additional properties in 1999 for

                      AMERICAN INDUSTRIAL PROPERTIES REIT

$15.8 million. The purchase price was primarily funded under a secured line of credit with Bank One, Texas, N.A. and $5.5 million in proceeds from shares issued to DDR.

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

NOTE 3 -- MORTGAGE NOTES PAYABLE

     At September 30, 2000, 70 of the Trust's 71 properties were subject to liens securing mortgage notes payable with principal balances totaling $320,536,000, including $1,073,000 of debt premiums. Of this amount, approximately $257,444,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.74%, and maturity dates from 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $62,019,000. The variable rate debt consists of $48,019,000 under the Trust's secured acquisition credit line with Prudential Securities Credit Corporation as well as $14,000,000 under the Bank One line of credit. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and matures in April 2001, as extended. The Bank One line of credit, which provides for a variable rate spread based upon the Trust's overall debt leverage, currently bears interest at the 30 day LIBOR plus 1.75% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at September 30, 2000 are 8.18% and 8.37%, respectively.

     Debt premiums are amortized into interest expense over the terms of the related mortgages using the effective interest method. As of September 30, 2000 and December 31, 1999, the unamortized debt premiums were $1,073,000 and $1,463,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of September 30, 2000.

     For the nine months ended September 30, 2000, the Trust recognized extraordinary loss on extinguishment of debt of $329,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of mortgage debt resulting from the sale of two industrial properties (see Note 2). During 1999, the Trust recognized an extraordinary loss on the extinguishment of debt of $513,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of $88,000,000 of mortgage debt.

NOTE 4 -- UNSECURED NOTES PAYABLE -- RELATED PARTY

     In January 1999, the Trust repaid in full three unsecured loans from DDR used to finance acquisitions. The Trust paid interest of $111,000 to DDR at the time of repayment. The interest rate on these demand notes was 10.25%.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     Environmental Matters. The Trust has been notified of the existence of limited underground petroleum based contamination at a portion of Tamarac Square, the Trust's Colorado retail property. The source of the

                      AMERICAN INDUSTRIAL PROPERTIES REIT
contamination is apparently related to underground storage tanks located on an adjacent property. The owner of the adjacent property has agreed to remediate the property to comply with state standards and has indemnified the Trust against costs related to its sampling activity. The responsible party for the adjacent underground storage tanks has submitted an amended corrective Action Plan to the Colorado Department of Public Health and Environment and awaits permission to upgrade its remediation system to address the contamination.

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

NOTE 6 -- MINORITY INTEREST

     Operating Partnerships. As of September 30, 2000, all limited partnership units outstanding at December 31, 1999 (excluding limited partnership units held by the Trust) have been redeemed (see below). The limited partners' interest is reflected as minority interest in the accompanying consolidated financial statements.

     In January 2000, 89,542 AIP-SWAG Operating L.P. limited partnership units were redeemed for approximately $1,094,000, resulting in an increase in shareholders' equity of approximately $127,000. In March 2000, 29,166 AIP Operating L.P. limited partnership units were redeemed for approximately $316,000, resulting in an increase in shareholders' equity of approximately $85,000. In July 2000, the remaining 89,543 AIP-SWAG limited partnership units were redeemed for approximately $1,109,000, resulting in an increase of shareholders' equity of approximately $154,000. AIP-SWAG Operating L.P. and AIP Operating, L.P. had 179,085 and 29,166 limited partnership units outstanding, respectively, as of December 31, 1999. As of September 30, 2000, all of these limited partnership units have been redeemed and are owned by the Trust.

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

NOTE 7 -- SHAREHOLDERS' EQUITY

     Capital Stock. The Trust is authorized to issue up to 500,000,000 common shares of beneficial interest. The shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of September 30, 2000, 21,156,098 common shares are issued and outstanding. As of September 30, 2000, the Trust has 165,755 common shares held in Treasury.

     The Trust is authorized to issue up to 50,000,000 preferred shares of beneficial interest in one or more series. The number of shares in each series and the designation, powers, preferences and rights of each such

                      AMERICAN INDUSTRIAL PROPERTIES REIT
series and the qualifications, limitations or restrictions thereof have not been established. As of September 30, 2000, no preferred shares have been issued.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million.

     In January 1999, DDR completed the second stage of the investment, resulting in the purchase of 5,226,589 common shares for $15.50 per share to fund property acquisitions in 1998 and 1999.

     In the third stage, the Trust has the option to require DDR, under certain circumstances, to purchase additional shares with a total purchase price not to exceed $200 million to fund property acquisitions. DDR's obligation to purchase shares, the price of the shares and the amount to be invested in the third stage are contingent upon several factors, including the trading prices of DDR common stock and the Trust shares, the market capitalization of DDR and whether common or preferred shares are issued to DDR. As of December 31, 1999, DDR had purchased 2,222,449 common shares related to the third stage for total consideration of approximately $33.4 million. In total, DDR has purchased 9,656,656 shares, representing 46.0% of the current outstanding shares of the Trust, as of September 30, 2000. DDR has not purchased any shares in the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, the Trust issued 58,217 shares under its Dividend Reinvestment Plan and 6,028 shares to trust managers. In total, the Trust issued 64,245 shares in the nine months ended September 30, 2000.

     Share Incentive Plans. The Trust adopted its Employee and Trust Managers Incentive Share Plan for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Trust, and (iii) associating the interests of these individuals with the interests of the Trust and its shareholders through opportunities for increased share ownership. All awards under the Plan are determined by the compensation committee of the board of trust managers. A maximum limit of 10% of the total number of shares outstanding at any time on a fully diluted basis may be issued under the Plan.

     Under the terms of the Plan, any person who is a full-time employee or a trust manager of the Trust or of an affiliate of the Trust or a person designated by the compensation committee of the Trust's board of trust managers as eligible because such person performs bona fide consulting or advisory services for the Trust or an affiliate of the Trust (other than services in connection with the offer or sale of securities in a capital-raising transaction) and has a direct and significant effect on the financial development of the Trust or an affiliate of the Trust, shall be eligible to receive awards under the Plan.

     Share Option Awards. At September 30, 2000, 726,000 options are outstanding of which 700,000 are fully vested. The remaining 26,000 options vest annually through February 2003. The terms of these options range from June 2007 through December 2009. As of September 30, 2000, no options had been exercised.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 common shares at $17.50 per share. No warrants have been exercised as of September 30, 2000. The warrants expired on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS

     A $0.22 per share distribution was paid on October 13, 2000 to shareholders of record on October 3, 2000. Additionally, a $0.22 per share distribution was paid on July 14, 2000, April 14, 2000 and on January 14, 2000. Distributions totaling $0.84 per share were paid in 1999.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES

     Quorum Real Estate Services Corporation, an affiliate of USAA Real Estate Company, and DDR, both of which are major shareholders of the Trust, manage certain of the Trust's real estate investments. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. For the nine months ended September 30, 2000, the Trust paid Quorum management fees of $449,000, leasing commissions of $249,000 and construction management fees of $81,000. The Trust paid Quorum management fees of $531,000, leasing commissions of $173,000, brokerage fees of $92,000, and construction management fees of $36,000 for the nine months ended September 30, 1999. The Trust paid DDR management fees of $16,000 for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, management fees paid to DDR were $13,000.

     The Trust currently leases approximately 2,000 square feet to an individual serving as a trust manager at competitive market rates. For the nine months ended September 30, 2000 and September 30, 1999, this trust manager paid $19,100 and $17,600 in lease payments to the Trust, respectively.

     At September 30, 2000, DDR and USAA Real Estate Company owned approximately 46.0% and 8.0% of the common shares outstanding, respectively.

     In the first quarter of 1999, the Trust repaid $111,000 of interest and the balance of unsecured borrowings from DDR. The borrowings bore a fixed interest rate of 10.25%, provided for quarterly payments of interest and were due 30 days after demand. The Trust did not enter into any such borrowings in the nine months ended September 30, 2000.

NOTE 10 -- PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share:

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------------   -------------------------
                                                 2000           1999          2000          1999
                                             ------------   ------------   -----------   -----------
Basic and diluted earnings per share:
  Numerator:
    Net income before extraordinary
       items...............................   $5,189,000     $4,049,000    $16,879,000   $11,462,000
    Extraordinary items....................           --       (585,000)      (329,000)     (585,000)
                                              ----------     ----------    -----------   -----------
    Net income.............................   $5,189,000     $3,464,000    $16,550,000   $10,877,000
                                              ==========     ==========    ===========   ===========
  Denominator:
    Weighted average shares................   20,982,665     20,686,717     20,962,721    20,378,579
                                              ==========     ==========    ===========   ===========
Basic and diluted earnings per share:
  Income before extraordinary items........   $     0.25     $     0.20    $      0.81   $      0.56
  Extraordinary items......................           --          (0.03)         (0.02)        (0.03)
                                              ----------     ----------    -----------   -----------
  Net income...............................   $     0.25     $     0.17    $      0.79   $      0.53
                                              ==========     ==========    ===========   ===========

     Options to purchase 726,000 shares at prices ranging from $11.13 to $15.00 per share were outstanding at September 30, 2000. There were no additional options issued during the nine months ended September 30, 2000. These options were not included in a computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the shares and, therefore, the effect would be antidilutive.

     At September 30, 2000, warrants to acquire 40,000 common shares were outstanding. The warrants have an exercise price of $17.50 per share and expired in October 2000. Because the exercise price was greater than

                      AMERICAN INDUSTRIAL PROPERTIES REIT
the average market price of the shares, the effect would be antidilutive and are therefore excluded from the computation of diluted earnings per share.

NOTE 11 -- SEGMENT REPORTING

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. For the three months ended September 30, 2000, light industrial represents 59% of property revenue. Office and retail represent 37% and 4%, respectively, for the same period. For the three months ended September 30, 1999, light industrial, office and retail, represented property revenue of 61%, 34%, and 5%, respectively.

     For the nine months ended September 30, 2000, light industrial represents 60% of property revenue. Office and retail represent 36% and 4%, respectively for the same period. For the nine months ended September 30, 1999 light industrial, office and retail represented property revenue of 61%, 34%, and 5%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of September 30, 2000, approximately 73% of the Trust's portfolio is represented by light industrial properties, 24% of the portfolio is represented by office properties and 3% of the portfolio is represented by retail properties. Based on net rentable square feet, as of September 30, 1999, approximately 73% of the Trust's portfolio was represented by light industrial properties, 24% by office properties and 3% by retail properties.

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

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The following table sets forth the Trust's operations by reporting segment, for the three months ended September 30, 2000 and 1999 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $13,526      $8,290     $   958   $     --      $22,774
Property expenses............................     3,484       2,899         432         --        6,815
                                                -------      ------     -------   --------      -------
Income from property operations..............    10,042       5,391         526         --       15,959
Administrative expenses......................        --          --          --       (961)        (961)
Depreciation and amortization................        --          --          --     (3,253)      (3,253)
Other income.................................        --          --          --        122          122
Interest expense.............................        --          --          --     (6,434)      (6,434)
                                                -------      ------     -------   --------      -------
Income (loss) from operations................    10,042       5,391         526    (10,526)       5,433
Minority interests in consolidated
  subsidiaries...............................        --          --          --       (190)        (190)
Loss on sale of real estate..................      (104)         --          --         --         (104)
Income in equity of joint venture............        --          --          --         50           50
Extraordinary loss on debt...................        --          --          --         --           --
                                                -------      ------     -------   --------      -------
Net income (loss)............................   $ 9,938      $5,391     $   526   $(10,666)     $ 5,189
                                                =======      ======     =======   ========      =======

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $13,505      $7,582     $ 1,054   $     --      $22,141
Property expenses............................     3,729       2,617         557         --        6,903
                                                -------      ------     -------   --------      -------
Income from property operations..............     9,776       4,965         497         --       15,238
Administrative expenses......................        --          --          --       (921)        (921)
Depreciation and amortization................        --          --          --     (3,370)      (3,370)
Other income.................................        --          --          --        188          188
Interest expense.............................        --          --          --     (6,884)      (6,884)
                                                -------      ------     -------   --------      -------
Income (loss) from operations................     9,776       4,965         497    (10,987)       4,251
Minority interests in consolidated
  subsidiaries...............................        --          --          --        (88)         (88)
Loss on sale of real estate..................      (114)         --          --         --         (114)
Income in equity of joint venture............        --          --          --         --           --
Extraordinary loss on debt...................      (585)         --          --         --         (585)
                                                -------      ------     -------   --------      -------
Net income (loss)............................   $ 9,077      $4,965     $   497   $(11,075)     $ 3,464
                                                =======      ======     =======   ========      =======

     The following table sets forth the Trust's operations by reporting segment, for the nine months ended September 30, 2000 and 1999 (in thousands). Property revenues and expenses include both real estate held for investment and real estate held for sale.

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 40,108    $ 24,132    $ 2,843   $     --      $ 67,083
Property expenses............................     10,697       8,145      1,166         --        20,008
                                                --------    --------    -------   --------      --------
Income from property operations..............     29,411      15,987      1,677         --        47,075
Administrative expenses......................         --          --         --     (3,187)       (3,187)
Depreciation and amortization................         --          --         --    (10,580)      (10,580)
Other income.................................         --          --         --        320           320
Interest expense.............................         --          --         --    (19,390)      (19,390)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     29,411      15,987      1,677    (32,837)       14,238
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (385)         (385)
Gain (Loss) on sale of real estate...........      2,906          --         --         --         2,906
Income in equity of joint venture............         --          --         --        120           120
Extraordinary loss on debt...................       (329)         --         --         --          (329)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 31,988    $ 15,987    $ 1,677   $(33,102)     $ 16,550
                                                ========    ========    =======   ========      ========
        Total real estate....................   $388,674    $206,347    $36,831   $  2,239      $634,091
                                                ========    ========    =======   ========      ========

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------
                                                                                  CORPORATE
                                                 LIGHT       OFFICE                  AND
                                               INDUSTRIAL   BUILDINGS   RETAIL      OTHER     CONSOLIDATED
                                               ----------   ---------   -------   ---------   ------------
Property revenues............................   $ 38,975    $ 21,612    $ 3,167   $     --      $ 63,754
Property expenses............................     10,948       6,877      1,442         --        19,267
                                                --------    --------    -------   --------      --------
Income from property operations..............     28,027      14,735      1,725         --        44,487
Administrative expenses......................         --          --         --     (3,398)       (3,398)
Depreciation and amortization................         --          --         --     (9,993)       (9,993)
Other income.................................         --          --         --        419           419
Interest expense.............................         --          --         --    (19,718)      (19,718)
                                                --------    --------    -------   --------      --------
Income (loss) from operations................     28,027      14,735      1,725    (32,690)       11,797
Minority interests in consolidated
  subsidiaries...............................         --          --         --       (260)         (260)
Gain (Loss) on sale of real estate...........        (75)         --         --         --           (75)
Income in equity of joint venture............         --          --         --         --            --
Extraordinary loss on debt...................       (585)         --         --         --          (585)
                                                --------    --------    -------   --------      --------
Net income (loss)............................   $ 27,367    $ 14,735    $ 1,725   $(32,950)     $ 10,877
                                                ========    ========    =======   ========      ========
        Total real estate....................   $400,595    $205,915    $36,429   $  1,965      $644,904
                                                ========    ========    =======   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 12 -- SUBSEQUENT EVENTS

     On November 1, 2000, the Trust, DDR Corporation, an Ohio corporation, and DDR Transitory Sub Inc. ("DDR Sub"), a Texas corporation, entered into an agreement and plan of merger.

     Pursuant to the merger agreement, DDR Sub will be merged with and into the Trust. Each of the Trust's common shares of beneficial interest, $0.10 par value per share (other than shares owned in treasury, by DDR, DDR Sub or dissenting shareholders), will be converted into the right to receive not less than $13.74. A number of factors may slightly increase the final amount distributed to Trust shareholders, including Trust operations prior to closing, transaction expenses, and certain closing adjustments. Each share of DDR Sub stock will be converted into Trust common shares in connection with the merger, resulting in DDR being the sole shareholder of the Trust.

     The Trust cannot pay dividends to its shareholders before the scheduled closing without DDR's consent, unless the dividend is necessary for the Trust to maintain its status as a REIT or to avoid having taxable income for federal tax purposes. The $13.74 would be reduced by the amount of any such dividend.

     On November 1, 2000, the Trust also entered into an agreement of purchase and sale with Value Enhancement Fund IV, L.P., an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"), to sell 31 of the Trust's properties to client accounts managed by Lend Lease. The gross purchase price, including assumed debt, is approximately $292.2 million.

     A majority of the Trust's trust managers not designated by DDR approved the DDR and Lend Lease transactions following the recommendation of the special committee formed to evaluate the DDR and Lend Lease transactions. The board will recommend that the Trust's shareholders approve the merger and the sale of properties. The approval of the holders of 66 2/3% of the Trust's outstanding common shares is required to approve the transactions.

     The Trust anticipates that the sale of properties to the Lend Lease affiliate and the merger will close in the first quarter of 2001. The closings of these transactions are subject to customary conditions in addition to the shareholder approval referred to above.

     In conjunction with the merger agreement and the sale of properties, the Trust, Lend Lease and DDR took several steps to facilitate the completion of the merger and sale of properties, including entering into voting agreements with certain shareholders of the Trust pursuant to which each such person agreed to vote all common shares of the Trust beneficially owned by such person or over which they exercise voting power, together with any shares subsequently acquired by such person, in favor of the merger agreement and the agreement of purchase and sale and the transactions contemplated thereby.

     On November 3, 2000 a purported class action and derivative lawsuit was filed by a shareholder of the Trust seeking, among other things, to enjoin the consummation of the announced merger between a subsidiary of DDR and the Trust. DDR and the Trust's trust managers have been named as defendants in the lawsuit, and the Trust has been named as a nominal defendant. The plaintiff alleges that the defendants have breached fiduciary duties, abused their control of the Trust and committed waste by agreeing to the terms of the announced merger and that the defendants will be unjustly enriched if the proposed merger is consummated. The plaintiff has also sued for unspecified damages, punitive damages and attorneys' fees. The Trust and its affiliated defendants deny the plaintiff's allegations of wrongdoing and intend to vigorously defend themselves.

     On November 9, 2000, the Trust sold one office property previously categorized as held for sale, for total consideration of $55.3 million. This sale is expected to produce a gain on sale of approximately $24.0 million.

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

RESULTS OF OPERATIONS

  Comparison of Three Months Ended September 30, 2000 to September 30, 1999

     Property revenues increased 2.9% to $22,774,000 for the three months ended September 30, 2000 from $22,141,000 for the same period in 1999, and income from property operations (which is defined as property revenues less property operating expenses, excluding depreciation and amortization, interest expense, and Trust administration and overhead expenses) increased 4.7% to $15,959,000 for the three months ended September 30, 2000 from $15,238,000 for the same period in 1999. On a same property basis, for properties owned as of July 1, 1999 and September 30, 2000, property revenues increased to $21,987,000 in 2000 from $20,726,000 in 1999, an increase of 6.1%, comprised of a 4.8% increase in revenue related to industrial properties, a 10.5% increase in revenue related to office properties and a 9.1% decrease in revenue at the Trust's retail properties. The increases in revenue related to industrial and office properties stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in occupancy at the Colorado retail property. Overall leased occupancy of the Trust's portfolio was 92.3% at September 30, 2000 compared to 94.2% at September 30, 1999.

     On a same property basis, income from property operations increased to $15,512,000 for the three months ended September 30, 2000 from $14,093,000 for the same period in 1999, an increase of 10.1%, and is comprised of a 9.2% increase related to industrial properties, a 12.0% increase related to office properties and a 6.6% increase related to the Trust's retail properties. This overall increase is the net result of the revenue activity explained above and a reduction in operating expenses related to the industrial and retail properties.

     Income from operations increased to $5,433,000 during the three months ended September 30, 2000 from $4,251,000 for the same period in 1999 as a result of the increase in income from property operations explained above offset by the sale of four properties since the third quarter of 1999. In addition, total interest expense decreased $450,000 due to a $25,600,000 reduction in mortgage debt since September 30, 1999 offset by an increase in variable rate interest. Trust administration and overhead expenses increased $40,000 due to incentive compensation costs accrued in the third quarter of 2000. Depreciation decreased $235,000 due to the sale of four properties since the third quarter of 1999.

  Comparison of Nine Months Ended September 30, 2000 to September 30, 1999

     Property revenues increased 5.2% to $67,083,000 for the nine months ended September 30, 2000 from $63,754,000 for the same period in 1999, and income from property operations increased 5.8% to $47,075,000 in 2000 from $44,487,000 in 1999. On a same property basis, for properties owned as of January 1, 1999 and September 30, 2000, property revenues increased to $51,055,000 in 2000 from $48,126,000 for the same period in 1999, an increase of 6.1%, comprised of a 5.1% increase in revenue related to industrial properties, a 11.5% increase in revenue related to office properties and a 10.0% decrease in revenue at the Trust's retail properties. The increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. The decrease in revenues at the retail properties relates primarily to a reduction in occupancy at the Colorado retail property. Overall leased occupancy of the Trust's portfolio was 92.3% at September 30, 2000 compared to 94.2% at September 30, 1999.

     On a same property basis, income from property operations increased to $34,430,000 for the nine months ended September 30, 2000 from $32,806,000 for the same period in 1999, an increase of 5.0%, and is comprised of a 4.5% increase related to industrial properties, a 7.7% increase related to office properties and a 3.6% decrease related to the Trust's retail properties. This overall increase is the net result of the revenue activity explained above offset by additional operating expense activity related to increases in occupancy and higher property taxes at various properties.

     Income from operations increased to $14,238,000 during the nine months ended September 30, 2000 from $11,797,000 for the same period in 1999 as a result of the acquisition of 11 properties since December 31, 1998 and the increase in income from property operations explained above offset by the sale of six properties since the second quarter of 1999. Total interest expense decreased $328,000 due to a $25,600,000 net decrease in mortgage debt since the third quarter of 1999 offset by an increase in variable rate interest since September 30, 1999 and Trust administration and overhead expenses decreased $211,000 due to a reduction in annual report costs and costs associated with prospective acquisitions. Depreciation increased $181,000 due to the acquisition of 11 properties since December 1998 offset by the sale of six properties since the first quarter of 1999.

  Analysis of Cash Flows -- Comparison of Nine Months Ended September 30, 2000 to September 30, 1999

     Cash flow provided by operating activities in the nine months ended September 30, 2000 was $22,178,000. This resulted from the Trust's net income of $16,550,000 increased by non-cash charges totaling $8,693,000 related to minority interests, depreciation and amortization, extraordinary loss of the extinguishment of debt, gains on the sale of real estate and issuance of common shares to trust managers. Restricted cash increased $1,111,000 while other assets, accrued interest and accounts payable, accrued expenses and other liabilities decreased $3,596,000, $231,000, and $349,000, respectively.

     Cash flow provided by investing activities in the nine months ended September 30, 2000 was $7,940,000 representing net proceeds for the sales of real estate of $15,691,000 and contributions to joint venture of $614,000 offset by capitalized expenditures of $8,365,000.

     Cash flow used in financing activities in the nine months ended September 30, 2000 was $30,045,000. This amount reflects principal repayments on mortgage notes payable of $23,448,000, distributions to shareholders and limited partnership unit holders of $13,495,000, redemption of limited partnership units totaling $2,518,000, an increase in deferred loan costs of $42,000 offset by proceeds from the mortgage financing totaling $9,500,000 and the net costs related to the private placement of common shares in prior years of $42,000.

     Cash flow provided by operating activities in the nine months ended September 30, 1999 was $20,702,000. This resulted from the Trust's net income of $10,877,000 increased by non-cash charges totaling $11,140,000 related to minority interests, depreciation and amortization, extraordinary loss of the extinguishment of debt, losses on the sale of real estate and issuance of common shares to trust managers. In addition, other assets, restricted cash and accrued interest increased $330,000, $855,000, and $575,000, respectively while accounts payable, accrued expenses and other liabilities decreased $3,075,000.

     Cash flow used in investing activities in the nine months ended September 30, 1999 was $142,407,000, representing amounts expended on the acquisition of real estate and related working capital totaling $142,857,000 and capitalized expenditures of $9,620,000 offset by proceeds from the sale of real estate totaling $10,070,000.

     Cash flow provided by financing activities in the nine months ended September 30, 1999 was $120,491,000. This amount reflected proceeds from the mortgage financing on the properties acquired in 1999 and refinancing existing properties of $264,304,000, net proceeds from the private placement of common shares of $55,434,000, principal repayments on mortgage and notes payable (including refinancings) totaling approximately $184,361,000, payments of loan costs of $2,796,000, and distributions to shareholders and limited partnership unit holders totaling $12,090,000.

  Funds from Operations

     The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations ("FFO") as net income
(loss) computed in accordance with GAAP, excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust calculates FFO in a manner consistent with the NAREIT definition. In addition, NAREIT recommends that extraordinary items should not be considered in arriving at FFO. Accordingly, the Trust does not include extraordinary items in the calculation of FFO.

     Effective January 1, 2000, NAREIT clarified the calculation of FFO to include all operating results, both recurring and non-recurring, except those results defined as extraordinary items under GAAP and gains and losses from the sales of depreciable operating properties. The Trust's FFO calculation for the three and nine months ended September 30, 2000 was not affected by the revised FFO calculation. Although the Trust does not anticipate a significant impact on current FFO calculations as a result of this change, the Trust has deferred costs totaling approximately $4.2 million at September 30, 2000 related to an on-going strategic review of alternatives for the Trust (see Recent Developments). Under the FFO guidelines promulgated by NAREIT, expenses related to these costs cannot be excluded from the calculation of FFO. Should a strategic transaction not result from this review, the Trust will expense all such deferred costs.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with GAAP:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------   --------------------
                                              2000       1999       2000       1999
                                             -------   --------   --------   ---------
                                                          (IN THOUSANDS)
Net cash provided by operating
  activities...............................  $ 8,889   $  6,590   $ 22,178   $  20,702
Net cash provided by (used in) investing
  activities...............................   (2,011)   (10,172)     7,940    (142,407)
Net cash provided by (used in) financing
  activities...............................   (6,993)     1,591    (30,045)    120,491

     The following table shows the Trust's calculation of FFO:

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                    -------------------------   -------------------------
                                       2000          1999          2000          1999
                                    -----------   -----------   -----------   -----------
                                           (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income/(Loss).................  $     5,189   $     3,464   $    16,550   $    10,877
Exclude effects of:
  Extraordinary items:
     Loss on extinguishment of
       debt.......................           --           585           329           585
  (Gain)/loss on sales of real
     estate.......................          104           114        (2,906)           75
  Real estate depreciation and
     amortization.................        3,039         3,250        10,093         9,674
  Income in equity of joint
     venture......................          (50)           --          (120)           --
  Minority interest in operating
     partnerships.................            1            43            64           129
                                    -----------   -----------   -----------   -----------
Funds from Operations.............  $     8,283   $     7,456   $    24,010   $    21,340
                                    ===========   ===========   ===========   ===========
Weighted average shares and
  operating partnership units
  outstanding.....................   20,987,531    20,924,135    21,038,389    20,615,997
                                    ===========   ===========   ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. In addition, the Trust may from time to time sell properties that do not compliment the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of September 30, 2000, the Trust had $2.6 million in unrestricted cash.

     In August 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the agreement, DDR was obligated to purchase $115 million of equity and up to $200 million in additional equity (common shares up to 49.9% ownership and preferred shares thereafter), subject to certain conditions, to fund property acquisitions. As of September 30, 2000, DDR has purchased 9.7 million common shares for $148.6 million. Proceeds related to these share purchases were used to fund property acquisitions in 1998 and 1999.

     In addition to the equity raised, the Trust utilized both long term and short term secured financing to fund property acquisitions. In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplated a $150 million credit line of which Bank One and Wells Fargo have each committed $25 million. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, a maximum loan to value of 60%, and a maturity in January 2001. The Trust is currently negotiating an extension of this line. As of September 30, 2000, the Trust has $14.0 million outstanding under this credit line, which bears interest at LIBOR plus 1.75%, currently 8.37%.

     The Trust also has approximately $48.0 million outstanding under a $75 million secured acquisition line with Prudential Securities Credit Corporation which bears interest at a variable rate based on the 30 day LIBOR plus 1.55%, currently 8.18%, and a maturity date of April 27, 2001, as extended. The Trust anticipates retirement of this debt through sales of properties or through refinancing.

     Including the Bank One credit line and the Prudential Securities Credit Corporation secured acquisition credit line at September 30, 2000, the Trust had $320.5 million in mortgage debt outstanding, of which approximately $257.4 million was represented by fixed rate debt, including $1.1 million in unamortized debt premiums, with a weighted average interest rate of 7.62%. Approximately $62.0 million was represented by variable rate debt with a weighted average interest rate of 8.22%. These weighted average interest rates represent an average of the applicable stated interest rate and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At September 30, 2000, the Trust's total market capitalization (based upon a September 30, 2000 closing share price of $14.250 per share) was approximately $613.1 million. Based upon this amount, the Trust's debt to total market capitalization at September 30, 2000 was 51.2%.

     On a long term basis, the Trust expects to meet liquidity requirements generated by property operating expenses, debt service, and future distributions to shareholders with funds generated by the operations of its real properties. Should such funds not cover these needs, it is possible distributions may be reduced or eliminated in the future. Although the Trust believes that its current level of leverage is justified, the risk of financial default could rise substantially if property operating results decline.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $2,238,000 in the quarter ended September 30, 2000, compared to $4,204,000 in the quarter ended September 30, 1999. For the nine months ended September 30, 2000 these costs were $8,365,000 compared to $9,620,000 over the same nine month period in 1999. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A distribution of $0.22 per share was paid on October 13, 2000, July 14, 2000 and April 14, 2000 to shareholders. The Trust's distribution policy is to conserve capital by, over time, lowering its FFO payout ratio. The Trust believes that the minimum FFO payout ratio in order to comply with the requirement to distribute 95% of taxable income, is approximately 50-55% based on the Trust's current capital structure. Future distributions will be at the discretion of the board of trust managers. The Trust has approximately $34.3 million in net operating loss carryforwards, a portion of which could be utilized to reduce the payout of 95% taxable income required by the Internal Revenue Code. Effective January 1, 2001, the distribution requirement will be reduced from 95% to 90% of taxable income.

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

RECENT DEVELOPMENTS

     On November 1, 2000, the Trust, DDR Corporation, an Ohio corporation, and DDR Sub, a Texas corporation, entered into an agreement and plan of merger.

     Pursuant to the merger agreement, DDR Sub will be merged with and into the Trust. Each of the Trust's common shares of beneficial interest, $0.10 par value per share (other than shares owned in treasury, by DDR, DDR Sub or dissenting shareholders), will be converted into the right to receive not less than $13.74. A number of factors may slightly increase the final amount distributed to Trust shareholders, including Trust operations prior to closing, transaction expenses, and certain closing adjustments. Each share of DDR Sub stock will be converted into Trust common shares in connection with the merger, resulting in DDR being the sole shareholder of the Trust.

     The Trust cannot pay dividends to its shareholders before the scheduled closing without DDR's consent, unless the dividend is necessary for the Trust to maintain its status as a REIT or to avoid having taxable income for federal tax purposes. The $13.74 would be reduced by the amount of any such dividend.

     On November 1, 2000, the Trust also entered into an agreement of purchase and sale with Value Enhancement Fund IV, L.P., an affiliate of Lend Lease, to sell 31 of the Trust's properties to client accounts managed by Lend Lease. The gross purchase price, including assumed debt, is approximately $292.2 million.

     A majority of the Trust's trust managers not designated by DDR approved the DDR and Lend Lease transactions following the recommendation of the special committee formed to evaluate the DDR and Lend Lease transactions. The board will recommend that the Trust's shareholders approve the merger and the sale of properties. The approval of the holders of 66 2/3% of the Trust's outstanding common shares is required to approve the transactions.

     The Trust anticipates that the sale of properties to the Lend Lease affiliate and the merger will close in the first quarter of 2001. The closings of these transactions are subject to customary conditions in addition to the shareholder approval referred to above.

     In conjunction with the merger agreement and the sale of properties, the Trust, Lend Lease and DDR took several steps to facilitate the completion of the merger and sale of properties, including entering into voting agreements with certain shareholders of the Trust pursuant to which each such person agreed to vote all common shares of the Trust beneficially owned by such person or over which they exercise voting power, together with any shares subsequently acquired by such person, in favor of the merger agreement and the agreement of purchase and sale and the transactions contemplated thereby.

     On November 3, 2000 a purported class action and derivative lawsuit was filed by a shareholder of the Trust seeking, among other things, to enjoin the consummation of the announced merger between a subsidiary of DDR and the Trust. DDR and the Trust's trust managers have been named as defendants in the lawsuit, and the Trust has been named as a nominal defendant. The plaintiff alleges that the defendants have breached fiduciary duties, abused their control of the Trust and committed waste by agreeing to the terms of the announced merger and that the defendants will be unjustly enriched if the proposed merger is consummated. The plaintiff has also sued for unspecified damages, punitive damages and attorneys' fees. The Trust and its affiliated defendants deny the plaintiff's allegations of wrongdoing and intend to vigorously defend themselves.

     On November 9, 2000, the Trust sold one office property previously categorized as held for sale, for total consideration of $55.3 million. This sale is expected to produce a gain on sale of approximately $24.0 million.

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

     If the interest rate for variable rate debt was 100 basis points higher or lower during 2000, the Trust's interest expense would have been increased or decreased by approximately $160,000 for the three months ended September 30, 2000 and $488,000 for the nine months ended September 30, 2000. There is no fixed rate debt maturing in 2000.

     The Trust historically has not hedged its exposure to fluctuations in interest rates and currently has no plans to do so in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 2000 a purported class action and derivative lawsuit was filed by a shareholder of the Trust seeking, among other things, to enjoin the consummation of the announced merger between a subsidiary of DDR and the Trust. DDR and the Trust's trust managers have been named as defendants in the lawsuit, and the Trust has been named as a nominal defendant. The plaintiff alleges that the defendants have breached fiduciary duties, abused their control of the Trust and committed waste by agreeing to the terms of the announced merger and that the defendants will be unjustly enriched if the proposed merger is consummated. The plaintiff has also sued for unspecified damages, punitive damages and attorneys' fees. The Trust and its affiliated defendants deny the plaintiff's allegations of wrongdoing and intend to vigorously defend themselves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1*           -- Financial Data Schedule

---------------

 *  Filed herewith

     (b) Reports on Form 8-K

     There were no events reported on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN INDUSTRIAL PROPERTIES REIT
                                                       (Registrant)

Date: November 14, 2000                           /s/ MARC A. SIMPSON
                                          --------------------------------------
                                                     Marc A. Simpson
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (principal financial officer)

Date: November 14, 2000                          /s/ GARY A. WILLIAMS
                                          --------------------------------------
                                                     Gary A. Williams
                                           Vice President and Chief Accounting
                                                         Officer
                                              (principal accounting officer)

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         27.1            -- Financial Data Schedule