Form 10-K405/A
period 1999-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2001-03-23
CIK 778437

================================================================================

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

================================================================================

                       AMERICAN INDUSTRIAL PROPERTIES REIT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS
                                    FORM 10-K

   SECURITIES AND EXCHANGE COMMISSION ITEM NUMBER AND DESCRIPTION


                                                                                               PAGE
                                                                                               ----

                              PART I

   Item 1.                    Business                                                           3
                              The Company                                                        3
                              Business Objectives and Strategy                                   3
                              Recent Developments                                                4
                              Revenue and Loss from Operations                                   6
                              Competition                                                        6
                              Employees                                                          6
   Item 2.                    Properties                                                         7
   Item 3.                    Legal Proceedings                                                 12
   Item 4.                    Submission of Matters to a Vote of Shareholders                   12

                              PART II

   Item 5.                    Market for Registrant's Common Equity and Related
                                  Shareholder Matters                                           13
   Item 6.                    Selected Financial Data                                           13
   Item 7.                    Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                           14
                              Results of Operations                                             14
                              Year 2000 Issues                                                  17
                              Liquidity and Capital Resources                                   18
   Item 7A.                   Quantitative and Qualitative Disclosures About Market
                                  Risk                                                          19
   Item 8.                    Financial Statements and Supplementary Data                       19
   Item 9.                    Changes in and Disagreements with Accountants on
                                  Accounting and Financial Disclosure                           19

                              PART III

   Item 10.                   Trust Managers and Executive Officers of the                      20
                                  Registrant
   Item 11.                   Executive Compensation                                            23
   Item 12.                   Security Ownership of Certain Beneficial Owners and
                                  Management                                                    27
   Item 13.                   Certain Relationships and Related Party Transactions              28

                              PART IV

   Item 14.                   Exhibits, Financial Statement Schedule and Reports on
                                  Form 8-K                                                      29
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

    In 1999, the Trust initiated a transition to internalized property management, accounting and leasing of its properties, thereby significantly reducing the use of third parties in these areas. To date the Trust has internalized 40% of the property management and 100% of the property accounting of its portfolio on a total revenue basis. The Trust does not expect to convert to internal property management in markets where it does not own a sufficient critical mass to justify internalization of management. When combined with expected savings resulting from changes in its property insurance program, the Trust expects to realize net contribution from these efforts during 2000 in excess of $1.0 million. In addition to these savings, the Trust expects to realize future tangible and intangible benefits from a more direct relationship with its tenants. As the Trust develops direct relationships with our tenant base, management will be better able to anticipate and understand the real estate as well as general business needs of our tenants. Being aware of tenant's increasing/or decreasing needs for space, greatly improves the Trust's ability to maintain or expand a tenant relationship, resulting in the potential for higher retention rates and build-to-suit opportunities. Having a direct relationship with our tenants is significantly more advantageous to the Trust than having these relationships managed by third-party service providers.

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

RECENT DEVELOPMENTS

    For the twelve months ended December 31, 1999, the Trust acquired 11 real estate properties for approximately $143 million (see "ITEM 2. Properties" for additional information on the acquired properties). In 1999, the Trust sold three real estate properties and one tract of vacant land for proceeds totaling approximately $18.1 million. The Trust also sold a light industrial property in which the Trust was a 50% joint venture partner during 1999. From January 1, 2000 through March 22, 2000 the Trust sold three real estate properties for proceeds totaling approximately $15.1 million. The Trust did not acquire any properties during this period. The Trust's acquisitions and sales on a chronological basis are as follows:

    o On January 15, 1999, the Trust purchased a portfolio consisting of six light industrial and three office buildings totaling approximately 956,000 nrsf for total consideration of $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in Shares issued to Developers Diversified Realty Corporation ("DDR").

    o On May 14, 1999, the Trust sold 2.5 acres of vacant land for total consideration of $0.4 million resulting in a gain on sale of approximately $37,000.

    o On August 18, 1999, the Trust purchased one light industrial and one office building totaling approximately 96,000 nrsf. The $15.8 million acquisition price was primarily funded under the Trust's secured line of credit with Bank One, Texas, N.A. ("Bank One") and $5.5 million in Shares issued to DDR.

    o On August 31, 1999, the Trust sold one light industrial property for total consideration of $5.8 million resulting in a loss on sale of approximately $0.2 million.

    o On September 9, 1999, the Trust sold one light industrial property for total consideration of $4.4 million resulting in a gain on sale of approximately $0.2 million.

    o On December 22, 1999, the Trust recognized approximately $0.6 million as equity in earnings of a joint venture resulting from the sale of a light industrial property owned by the joint venture in which the Trust was a 50% joint venture partner.

    o On December 27, 1999, the Trust sold one light industrial property for total consideration of $7.5 million resulting in a loss on sale of approximately $0.2 million.

    o On January 31, 2000, the Trust sold one light industrial property for total consideration of $4.8 million resulting in a gain on sale of approximately $0.8 million.

    o On February 10, 2000, the Trust sold one light industrial property for total consideration of $6.7 million resulting in a gain on sale of approximately $2.1 million.

    o On March 8, 2000, the Trust sold one light industrial property for total consideration of $3.6 million resulting in a gain on sale of approximately $0.2 million.

    The Trust completed the following equity and/or financing transactions during the period January 1, 1999 through March 22, 2000:

    o On January 8, 1999, the Trust retired a $42.6 million secured loan with proceeds from a permanent financing of seven properties. Terms of the permanent financing include a principal amount of $41.0 million, a fixed rate of interest of 7.375%, a ten year term and 25 year principal amortization.

    o On January 15, 1999, the Trust issued 3,410,615 Shares to DDR, for proceeds of $51.8 million, in connection with the $127.3 million nine property portfolio acquisition.

    o On January 19, 1999, the Trust retired existing indebtedness of approximately $1.8 million on a property acquired in October 1998 with proceeds from a permanent financing of $7.6 million. Terms of the permanent financing include a fixed rate of interest of 7.33%, a seven year term with a three year renewal option, and 30 year principal amortization.

    o On January 29, 1999, the Trust entered into a secured revolving credit agreement with Bank One. The agreement contemplated a $150,000,000 line of which Bank One and Wells Fargo Bank have each committed $25,000,000. The Trust does not currently anticipate further syndication of this line due to the current lack of equity capital availability and the Trust's reduced level of acquisitions. The credit line is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, has a maximum loan to value ratio of 60%, and matures in January 2001. As of March 22, 2000, the Trust has $15.5 million outstanding under this credit line.

    o On March 26, 1999, the Trust entered into an agreement with PSCC to extend the maturity of its acquisition credit line to April 27, 2000 and decrease the interest rate to LIBOR plus 1.55%. As of March 22, 2000, the Trust has $48.0 million outstanding under this acquisition line. The Trust is currently negotiating another extension of the maturity date of the acquisition credit line. The Trust cannot provide any assurance that such negotiations will result in the extension of this credit line.

    o On August 24, 1999, the Trust issued 354,839 Shares to DDR, for proceeds of $5.5 million, in connection with the acquisition of two properties.

    o In December 1999, the Trust redeemed 29,167 AIP Operating L.P. limited partnership units for approximately $0.3 million.

    o In 1999, 113,836 Shares were issued under the dividend reinvestment plan for proceeds of approximately $1.3 million. On February 2, 2000 an additional 21,521 Shares were issued under the dividend reinvestment plan for proceeds of approximately $0.2 million.

    o On January 20, 2000, the Trust redeemed 89,542 AIP-SWAG Operating L.P. limited partnership units for approximately $1.1 million.

    o On March 17, 2000, the Trust redeemed 29,166 AIP Operating L.P. limited partnership units for approximately $0.3 million.

    A distribution of $0.20 per Share was paid on January 20, 1999 and April 15, 1999 and a $0.22 per Share distribution was paid on July 14, 1999, October 14, 1999 and January 14, 2000. In addition, the Trust declared a distribution of $0.22 per Share payable on April 14, 2000 to shareholders of record on April 5, 2000.

REVENUE AND LOSS FROM OPERATIONS

    The breakdown of revenue and loss from operations for each of the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                                           1999(a)          1998(b)          1997(c)
                                                          --------         --------         --------
Property revenues:
  Industrial .....................................        $ 52,837         $ 27,013         $  8,312
  Office .........................................          30,006           17,044              633
  Retail .........................................           4,039            4,300            3,256
                                                          --------         --------         --------
          Total ..................................          86,882           48,357           12,201
Property operating expenses ......................         (26,884)         (16,046)          (4,315)
                                                          --------         --------         --------
Income from property operations ..................          59,998           32,311            7,886
                                                          --------         --------         --------
Administrative expenses ..........................          (4,628)          (3,729)          (2,504)
Depreciation and amortization ....................         (14,535)          (8,383)          (3,157)
Interest and other income ........................             735              705              546
Interest expense .................................         (26,562)         (15,139)          (5,778)
Provisions for possible losses on real estate ....              --          (10,060)              --
                                                          --------         --------         --------
Income (loss) from operations ....................        $ 15,008         $ (4,295)        $ (3,007)
                                                          ========         ========         ========

----------

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

PROPERTY INFORMATION


                                                                                                                 RENTABLE
                                                                   ACQUISITION        YEAR          NUMBER OF      AREA
                    PROPERTY                     LOCATION             DATE         CONSTRUCTED      BUILDINGS    (SQ. FT.)
       ---------------------------------   -------------------   -------------- ---------------- ------------- -----------
       LIGHT INDUSTRIAL PROPERTIES
       107 Woodmere...................      Folsom, CA                 1999            1984             1          57,496
       2121 Glenville.................      Richardson, TX             1998            1984             1          20,645
       3100 Alfred....................      Santa Clara, CA            1999            1971             1          33,824
       Aerotech.......................      Colorado Springs, CO       1998            1985             2          75,892
       Alumax.........................      Cleveland, OH              1998            1982             1          66,200
       Avion Business Center..........      Carrollton, TX             1997            1985             3          70,710
       Battlefield Business Park......      Manassas, VA               1998            1989             1         154,226
       Black Canyon Tech Center.......      Phoenix, AZ                1998            1983             2         100,000
       Bowater........................      Lakeland, FL               1997            1989             1         111,720
       Bridgeway Tech Center..........      Newark, CA                 1999            1996             2         169,997
       Cameron Creek Bus Park.........      Austin, TX                 1998            1996             1          50,021
       Carpenter Center...............      Dallas, TX                 1997            1983             1          59,056
       Carrier Place..................      Grand Prairie, TX          1997            1984             1          82,573
       Central Park Office Tech.......      Richardson, TX             1997            1984             2          68,539
       Columbia Corporate Center......      Aliso Viejo, CA            1998            1988             4         128,111
       Commerce Center................      Houston, TX                1997            1974             9         295,410
       Commerce Park North............      Houston, TX                1985            1984             2          87,550
       Corporex Plaza I...............      Tampa, FL                  1997            1982             3          94,357
       DFW North......................      Grapevine, TX              1997            1985             2          74,172
       Gateway 5 & 6..................      Irving, TX                 1985            1985             2          79,256
       Greenbrier Circle Corp Center..      Chesapeake, VA             1998         1981/83             2         231,558
       Greenbrier Tech Center.........      Chesapeake, VA             1998            1981             1          95,258
       Hardline Services Bldg.........      Aurora, OH                 1998            1974             1         236,225
       Heritage Business I............      Twinsburg, OH              1998            1990             1          35,555
       Humboldt Tech Center...........      Sunnyvale, CA              1999            1980             1          60,030
       Huntington Drive...............      Monrovia, CA               1985            1985             2          62,958
       Interlochen Office Park........      Broomfield, CO             1999         1985/88             1         121,970
       Inverness Business Park........      Englewood, CO              1997            1980             2          96,386
       Junction II Business Park......      San Jose, CA               1999            1984             2          77,374
       Kodak..........................      San Diego, CA              1997            1976             1          58,800
       Meridian Street Warehouse......      Arlington, TX              1995            1981             1          72,072
       Metro Business Park............      Phoenix, AZ                1998            1987             4         109,933
       Norfolk Commerce Center........      Norfolk, VA                1998         1981/87             3         331,139
       Northgate II...................      Dallas, TX                 1985            1983             4         235,941
       Northgate III..................      Dallas, TX                 1997      1979/80/86             6         257,944
       Northpointe B..................      Sterling, VA               1998         1987/88             1          36,655
       Northpointe C..................      Sterling, VA               1998         1987/88             1          49,039
       Northwest Business Pk..........      Menomonee Falls, WI        1985      1983/85/86             3         143,114
       Parkway Tech Center............      Plano, TX                  1997            1984             1          69,876
       Patapsco Industrial Center.....      Linthicum Heights, MD      1985         1981/85             2          95,151
       Plaza Southwest 1-5............      Houston, TX                1985            1975             5         149,921
       President's Plaza..............      Tampa, FL                  1997            1987             2          42,649
       Shady Trail Business Center....      Dallas, TX                 1997            1984             4          68,163
       Skyway Business Center.........      Irving, TX                 1997            1981             1          66,504
       Southeast Commercial Center....      Austin, TX                 1998            1984             1          34,514
       Steris Building................      Mentor, OH                 1998            1980             1          40,200
       Stewart Plaza..................      Sunnyvale, CA              1999            1970             1          47,054
       Summit Park....................      Austin, TX                 1998            1985             2          96,950
       Tech Center 29 -- Phase I......      Silver Springs, MD         1998            1970             1         176,914
       Tech Center 29 -- Phase II.....      Silver Springs, MD         1998            1991             1          58,280
       TechniPark 10 Service Center...      Houston, TX                1998         1983/84             2          71,635
       Valley View Commerce Park......      Farmers Branch, TX         1997            1986             4         138,374

       Valwood II Business Center....      Carrollton, TX             1997            1984             1          52,607
       VSA Bldg......................      Twinsburg, OH              1998            1989             1          85,800
       Washington Bus. Park..........      Phoenix, AZ                1998            1985             4         137,018
       Westchase Park 1-2............      Houston, TX                1985            1984             2          47,660
       Winter Park Business Center...      Winter Park, FL            1998      1981/83/85             6         121,084
                                                                                                     ---         -------
       Total Light Industrial
         Properties..................                                                                121       5,792,060
                                                                                                     ---       ---------
       OFFICE PROPERTIES
       10505 Sorrento Valley.........      San Diego, CA              1997            1982             1          54,095
       1881 Pine Street..............      St Louis, MO               1997            1987             1         111,047
       485 Clyde.....................      Mountain View, CA          1999            1970             1          61,600
       Academy Point Atrium II.......      Colorado Springs, CO       1998            1984             1          90,766
       Apollo Drive Office
         Building(a).................      Chelmsford, MA             1997            1987             1         291,424
       Baytech Park..................      San Jose, CA               1999            1997             4         188,825
       Beltline Business Center......      Irving, TX                 1985            1984             3          61,255
       Centre Pointe.................      Walnut Creek, CA           1999            1982             6         198,938
       Gateway West..................      Phoenix, AZ                1997      1964/69/74             3         150,254
       Gibraltar Tech Center.........      Sunnyvale, CA              1999            1980             2          36,228
       Linear Technology.............      Milpitas, CA               1997            1987             1          42,130
       Manhattan Towers..............      Manhattan Beach, CA        1997            1987             2         308,854
       Northview Business Center.....      Austin, TX                 1998            1970             1         254,705
       Spring Valley Business Park
         #6..........................      Richardson, TX             1998         1980/98             3          94,304
       Tech Center 29 -- Phase III...      Silver Springs, MD         1998            1988             1           54,951
                                                                                                     ---       ----------
       Total Office Properties.......                                                                 31       1,999,376
                                                                                                     ---       ---------
       RETAIL PROPERTIES
       Tamarac Square Mall...........      Denver, CO                 1985         1976/78             2         196,253
       Volusia.......................      Daytona Beach, FL          1997            1984             1           75,534
                                                                                                     ---       ----------
       Total Retail Properties.......                                                                  3          271,787
                                                                                                     ---       ----------
       Total Light Industrial, Office,
         and Retail Properties.......                                                                155       8,063,223
                                                                                                     ===       =========


----------

(a) The Trust owns a 55.84% joint venture interest in the property.

TENANT INFORMATION


                                                                                             AVERAGE BASE
                                                                   PERCENT       NUMBER       RENTAL RATE      ANNUALIZED
                   PROPERTY                     LOCATION          LEASED(a)    TENANTS(a)   PER SQ. FT.(a)    BASE RENT(a)
      ---------------------------------   -------------------   ------------   ----------   --------------- --------------
                                                                                 (000)
      LIGHT INDUSTRIAL PROPERTIES
      107 Woodmere..................      Folsom, CA                100.0%          1          $  9.72           $  559
      2121 Glenville................      Richardson, TX            100.0%          1            10.00              206
      3100 Alfred...................      Santa Clara, CA           100.0%          1            17.64              597
      Aerotech......................      Colorado Springs, CO      100.0%          4            14.71            1,116
      Alumax........................      Cleveland, OH             100.0%          1             4.49              297
      Avion Business Center.........      Carrollton, TX             93.4%          7            10.35              684
      Battlefield Business Park.....      Manassas, VA              100.0%          1             7.00            1,080
      Black Canyon Tech Center......      Phoenix, AZ                69.0%          2             8.63              595
      Bowater.......................      Lakeland, FL              100.0%          1             3.40              380
      Bridgeway Technology Center...      Newark, CA                 94.8%          3            11.65            1,877
      Cameron Creek Bus Park........      Austin, TX                100.0%          4             8.15              408
      Carpenter Center..............      Dallas, TX                 64.3%          6             5.09              193
      Carrier Place.................      Grand Prairie, TX          84.9%         12             5.02              353
      Central Park Office Tech......      Richardson, TX            100.0%          9             9.11              625
      Columbia Corporate Center.....      Aliso Viejo, CA            85.3%          6            11.44            1,250
      Commerce Center...............      Houston, TX                88.4%         39             5.31            1,387
      Commerce Park North...........      Houston, TX               100.0%         10             5.24              458
      Corporex Plaza I..............      Tampa, FL                 100.0%         24             6.93              654
      DFW North.....................      Grapevine, TX              95.8%          7             5.06              360
      Gateway 5 & 6.................      Irving, TX                100.0%          7             6.63              526
      Greenbrier Circle Corp
        Center......................      Chesapeake, VA             70.2%         17            10.59            1,722
      Greenbrier Tech Center........      Chesapeake, VA            100.0%         10             8.51              811
      Hardline Services Bldg........      Aurora, OH                100.0%          1             3.15              744
      Heritage Business I...........      Twinsburg, OH              59.2%          2             7.22              154
      Humboldt Tech Center..........      Sunnyvale, CA             100.0%          1            18.52            1,112
      Huntington Drive..............      Monrovia, CA               95.8%          5            16.16              963
      Interlocken Office Park.......      Broomfield, CO            100.0%          1            12.20            1,488
      Inverness Business Park.......      Englewood, CO             100.0%          8             8.30              800
      Junction II Business Park.....      San Jose, CA              100.0%          3            14.55            1,126
      Kodak.........................      San Diego, CA             100.0%          2            10.81              635

      Meridian Street Warehouse.....      Arlington, TX             100.0%          1             2.31              166
      Metro Business Park...........      Phoenix, AZ                98.5%         25             9.06              981
      Norfolk Commerce Center.......      Norfolk, VA                91.7%         30             9.70            2,881
      Northgate II..................      Dallas, TX                100.0%         11             3.46              818
      Northgate III.................      Dallas, TX                 97.4%         18             5.14            1,292
      Northpointe B.................      Sterling, VA              100.0%          2             7.74              284
      Northpointe C.................      Sterling, VA              100.0%          5             8.99              441
      Northwest Business Pk.........      Menomonee Falls, WI        72.8%         14             5.31              553
      Parkway Tech Center...........      Plano, TX                 100.0%          9             6.07              424
      Patapsco Industrial Center....      Linthicum Heights, MD      90.9%         16             6.93              599
      Plaza Southwest 1-5...........      Houston, TX                99.9%         30             4.50              675
      President's Plaza.............      Tampa, FL                  97.1%         12             8.33              345
      Shady Trail Business Center...      Dallas, TX                 75.3%         18             4.18              214
      Skyway Business Center........      Irving, TX                100.0%          6             4.88              325
      Southeast Commercial Center...      Austin, TX                100.0%          3             7.28              251
      Steris Building...............      Mentor, OH                100.0%          1             6.75              271
      Stewart Plaza.................      Sunnyvale, CA             100.0%          3            13.50              635
      Summit Park...................      Austin, TX                100.0%          3             6.54              634
      Tech Center 29 -- Phase I.....      Silver Springs, MD         81.9%         14             9.06            1,313
      Tech Center 29 -- Phase II....      Silver Springs, MD        100.0%          3            13.01              758
      TechniPark 10 Service Center..      Houston, TX                84.4%          5             6.97              422
      Valley View Commerce Park.....      Farmers Branch, TX         84.9%          7             6.89              809
      Valwood II Business Center....      Carrollton, TX             21.0%          1             6.20               69
      VSA Bldg......................      Twinsburg, OH             100.0%          1             4.75              408
      Washington Bus. Park..........      Phoenix, AZ                99.6%          5             7.98            1,089
      Westchase Park 1-2............      Houston, TX               100.0%         10             6.47              308
      Winter Park Business Center...      Winter Park, FL            98.0%         34             9.34            1,108
                                                                                                ------           ------
      Total Light Industrial
        Properties..................                                 92.6%        483             7.70           41,233
                                                                                                ------           ------
      OFFICE PROPERTIES
      10505 Sorrento Valley.........      San Diego, CA             100.0%          2            11.75              636
      1881 Pine Street..............      St. Louis, MO              86.0%          3            12.69            1,213
      485 Clyde.....................      Mountain View, CA         100.0%          1            11.04              680
      Academy Point Atrium II.......      Colorado Springs, CO      100.0%         16            16.76            1,521
      Apollo Drive Office
        Building(b).................      Chelmsford, MA            100.0%          1             6.86            2,000
      Baytech Park..................      San Jose, CA              100.0%          1            18.60            3,512
      Beltline Business Center......      Irving, TX                 89.0%         20            13.06              712
      Centre Pointe.................      Walnut Creek, CA           98.2%         15            19.27            3,732
      Gateway West..................      Phoenix, AZ                82.0%          2            17.13            2,111
      Gibraltar Tech Center.........      Sunnyvale, CA             100.0%          1            17.40              630
      Linear Technology.............      Milpitas, CA              100.0%          1             9.00              379
      Manhattan Towers..............      Manhattan Beach, CA        93.6%          9            11.78            3,405
      Northview Business Center.....      Austin, TX                100.0%          6            11.45            2,917
      Spring Valley Business Park
        #6..........................      Dallas, TX                100.0%          1            11.75            1,108
      Tech Center 29 -- Phase III...      Silver Springs, MD        100.0%          8            20.75            1,140
                                                                                                                 ------
      Total Office Properties.......                                 96.4%         87            13.35           25,696
                                                                                                                 ------
      RETAIL PROPERTIES
      Tamarac Square Mall(c)........      Denver, CO                76.9%          48            13.59            2,052
      Volusia.......................      Daytona Beach, FL         91.2%          19            10.15              699
                                                                    ----          ---          -------           ------
      Total Retail Properties.......                                80.9%          67            12.51            2,751
                                                                    ----          ---          -------           ------
      Total Light Industrial, Office,
        and Retail..................                                93.1%         637          $  9.29          $69,680
                                                                    ====          ===          =======          =======

----------

(a) Based on leases executed on or before December 31, 1999.

(b) The Trust owns a 55.84% joint venture interest in the property.

(c) The denominator of average base rental rate per square foot calculation for this property includes ground lease income.

INFORMATION BY PROPERTY TYPE


                                 NET RENTABLE
                                 SQUARE FEET                        ANNUALIZED BASE RENT(a)
                          -------------------------       ----------------------------------------
                            AMOUNT         PERCENT          AMOUNT         PERCENT          PSF
                          -----------      --------       -----------      --------       --------
Light Industrial ...        5,792,060          71.8%      $41,233,000          59.2%      $   7.70
Office .............        1,999,376          24.8%       25,696,000          36.9%         13.35
Retail .............          271,787           3.4%        2,751,000           3.9%         12.51
                          -----------      --------       -----------      --------       --------
          Total ....        8,063,223         100.0%      $69,680,000         100.0%      $   9.29
                          ===========      ========       ===========      ========       ========

----------

(a) Based on leased net rentable square footage as of December 31, 1999. Includes revenues from ground leases.

LEASE EXPIRATION DETAIL(a)


                                                        PERCENTAGE                                       ANNUALIZED
                                                         OF TOTAL       ANNUALIZED                        BASE RENT
                                 NO. OF                   SQUARE       BASE RENT OF                          OF
                                 LEASES     SQUARE         FEET          EXPIRING                         EXPIRING
                  YEAR          EXPIRING     FEET        AVAILABLE        LEASES          PERCENTAGE     LEASES-PSF
             -------------    ----------- ---------  --------------- ----------------  ---------------  ------------
             2000.........        165     1,493,985        18.6%        $12,106,674          15.6%         $  8.10
             2001.........        150     1,387,489        17.2%         14,227,390          18.3%           10.25
             2002.........        160     1,727,494        21.5%         17,061,903          21.9%            9.88
             2003.........         73     1,065,767        13.2%         11,890,032          15.3%           11.16
             2004.........         94       910,392        11.3%          9,698,043          12.5%           10.65
             2005.........         15       149,324         1.9%          2,796,366           3.6%           18.73
             2006.........         12       151,655         1.9%          1,933,742           2.5%           12.75
             2007.........         13       507,473         6.3%          7,104,386           9.1%           14.00
             2008.........          1         5,030         0.1%            111,113           0.1%           22.09
             2009.........          6       220,288         2.7%            876,353           1.1%            3.98
                                  ---     ---------        ----         -----------         -----          -------
                 Total....        689     7,618,897        94.7%        $77,806,002         100.0%         $ 10.21
                                  ===     =========        ====         ===========         =====          =======

----------

(a) Includes executed leases not yet occupied as of December 31, 1999.


SUMMARY TENANT INFORMATION


                                      LEASED SPACE         NO. OF      SQUARE
                                      (SQUARE FEET)        TENANTS     FOOTAGE      PERCENTAGE
                                   ------------------    ---------- -----------  -------------
                                        0 -  5,000...        374     1,014,213         12.6%
                                    5,001 - 10,000...        145     1,018,983         12.6%
                                   10,001 - 20,000...         84     1,217,952         15.1%
                                   20,001 - 50,000...         67     2,035,367         25.3%
                                   50,001 - +........         22     2,259,789         28.0%
                                   Vacant Space......          -       516,919          6.4%
                                                             ---      --------        -----
                                             Total...        692     8,063,223        100.0%
                                                             ===     =========        =====


MORTGAGE INDEBTEDNESS


                                                    PRINCIPAL       INTEREST RATE AT     MATURITY       PRINCIPAL DUE
                           PROPERTY                  BALANCE        DECEMBER 31, 1999      DATE          AT MATURITY
              ---------------------------------   ------------   --------------------- ------------   ---------------
              LIGHT INDUSTRIAL PROPERTIES
              Battlefield Business Park........    $ 7,992,984           7.70%(e)        Oct-04       $ 7,525,563
              Commerce Park North..............      1,989,973           8.61%(e)        Dec-03         1,796,333
              Gateway 5 & 6....................      2,700,677           8.61%(e)        Dec-03         2,437,880
              Greenbrier Circle Corp Center....      7,090,588           8.13%(e)        Jan-02         6,838,342
              Greenbrier Tech Center...........      4,205,569           8.05%(e)        Jul-07         3,960,554
              Huntington Drive.................      4,335,297           8.61%(e)        Dec-03         3,913,439
              Meridian Street Warehouse........      1,101,592           8.61%(e)        Dec-03           994,398
              Northgate II.....................      4,903,861           8.61%(e)        Dec-03         4,426,677
              Patapsco Industrial Center.......      2,949,424           8.61%(e)        Dec-03         2,662,422
              Plaza Southwest 1-5..............      3,198,170           8.61%(e)        Dec-03         2,886,963
              Tech Center 29 -- Phase I........      7,513,125           7.33%(e)        Feb-09         6,005,865
              Tech Center 29 -- Phase II.......      3,825,842           9.05%(e)        Sep-06         3,309,462
              Westchase Park 1-2...............      1,257,947           8.61%(e)        Dec-03         1,135,539
              Mortgage Loan Secured by:........      2,715,809           7.38%(e)        Mar-16         2,610,181
                Northpointe B..................
                Northpointe C..................
              Mortgage Loan Secured by:........     86,133,713           7.18%(e)        Jul-09        63,387,284
                107 Woodmere...................
                485 Clyde(a)...................
                Baytech Park(a)................
                Bridgeway Tech Center..........
                Centre Pointe(a)...............
                Interlochen Office Park........
                Junction II Business Park......
                Stewart Plaza..................
              Mortgage Loan Secured by:........     34,715,928           7.38%(e)        Feb-06        30,728,820

                Academy Point Atrium II(a).....
                Aerotech.......................
                Black Canyon Tech Center.......
                Northview Business Center(a)...
                Summit Park....................
              Mortgage Loan Secured by:.......     29,963,845            7.25%(e)     Jan-08            26,416,613
                Carpenter Center..............
                Carrier Place.................
                Commerce Center...............
                DFW North.....................
                Northgate III.................
                Parkway Tech Center...........
                Valley View Commerce Park.....
                Valwood II Business Center....
                Shady Trail Business Center...
              Mortgage Loan Secured by:.......     24,106,747            7.28%(e)     Jun-08            19,567,225
                Corporex Plaza I..............
                President's Plaza.............
                Central Park Office Tech......
                Skyway Business Center........
                Spring Valley Business Park
              #6(a)...........................
                Avion Business Center.........
                Inverness Business Park.......
              Line of Credit Secured by:......     19,500,000            8.47%(f)     Jan-01            19,500,000
                10505 Sorrento Valley(a)......
                2121 Glenville................
                Alumax........................
                Cameron Creek Bus Park........
                Columbia Corporate Center.....
                Gibraltar Tech Center(a)......
                Hardline Services Bldg........
                Heritage Business I...........
                VSA Bldg......................
                Humboldt Tech Center..........
                Kodak.........................
                Linear Technology(a)..........
                Metro Business Park...........
                Northwest Business Pk.........
                Southeast Commercial Center...
                Steris Building...............
                Technipark 10 Service Center..
                Volusia(b)....................
                Washington Bus. Park..........
              Acquisition Line Secured by:
                Bowater.......................      2,100,000            8.03%(g)     Apr-00             2,100,000
                1881 Pine Street(a)...........      3,641,235            8.03%(g)     Apr-00             3,641,235
                Manhattan Towers(a)...........     20,300,000            8.03%(g)     Apr-00            20,300,000
                Gateway West(a)...............      5,978,007            8.03%(g)     Apr-00             5,978,007
                Norfolk Commerce Center.......     13,000,000            8.03%(g)     Apr-00            13,000,000
                Winter Park Business Center...      5,100,000            8.03%(g)     Apr-00             5,100,000
                                                 ------------                                         ------------
                        Total Light Industrial    300,320,333                                          260,222,802
                                                 ------------                                         ------------
              Properties......................
              OFFICE PROPERTIES
              Apollo Drive Office Building(c)      14,713,159            9.13%(e)     Aug-01            14,340,606
              Beltline Business Center....          2,629,607            8.61%(e)     Dec-03             2,373,725
              Tech Center 29 -- Phase III.          4,384,548            8.58%(e)     May-02             4,227,429
                                                 ------------                                         ------------
                        Total Office Properties    21,727,314                                           20,941,760
                                                 ------------                                         ------------
              RETAIL PROPERTIES
              Tamarac Square Mall.........         11,363,445            8.40%(e)     Dec-01            10,907,186
                                                 ------------                                         ------------
                        Total Retail Properties    11,363,445                                           10,907,186
                                                 ------------                                         ------------
                        Total Light Industrial,
                          Office and Retail
                          Properties......        333,411,092                                          292,071,748
              Debt Premiums(d)............          1,462,712                                                   --
                                                 ------------                                         ------------
                        Total mortgage notes
                          payable.........       $334,873,804                                         $292,071,748
                                                 ============                                         ============


----------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On December 8, 1999, an Annual Meeting of Shareholders was held for purposes of electing eleven Trust Managers and to ratify the selection of independent auditors. Results of the items voted on are as follows:

1.       Election of Trust Managers


                                                                   FOR            WITHHELD
                                                               ----------        ----------
                              Albert T. Adams .........        17,902,277            66,998
                              William H. Bricker ......        17,897,826            71,450
                              T. Patrick Duncan .......        17,901,772            67,504
                              Robert H. Gidel .........        17,902,310            66,966
                              Robert E. Giles .........        17,902,006            67,270
                              Edward B. Kelley ........        17,530,378           438,898
                              Stanley J. Kraska, Jr ...        17,903,212            66,064
                              J. Timothy Morris .......        17,897,277            71,999
                              James A. Schoff .........        17,903,149            66,127
                              Charles W. Wolcott ......        17,897,371            71,905
                              Scott A. Wolstein .......        17,902,270            67,006


2.       Ratification of Ernst & Young LLP as Independent Auditors


                                           FOR               AGAINST           ABSTAIN
                                         ----------          ----------        ----------
                                         17,868,047             71,792           29,437

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Trust's Shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND." The following table sets forth for the periods indicated the high and low closing sales price of the Trust's Shares, and the cash distributions declared per Share:


                                     QUARTER ENDED         HIGH        LOW       DISTRIBUTIONS(a)
                                 --------------------   ---------  ----------  ------------------
                                 December 31, 1999...   $   12 3/8 $    11 7/8          .22
                                 September 30, 1999..      10 5/16    11 13/16          .22
                                 June 30, 1999.......       14 3/4     12 7/16          .22
                                 March 31, 1999......       11 5/8    10 15/16          .20
                                 December 31, 1998...       11 3/4     11 3/16          .20
                                 September 30, 1998..      10 1/16       9 7/8          .20
                                 June 30, 1998.......          13      12 7/16          .20
                                 March 31, 1998......       13 7/8      13 1/4          .18

----------

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


                                                                        YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  1999           1998           1997            1996          1995
                                              -----------      --------      -----------      --------      --------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  Property revenues ....................      $    86,882      $ 48,357      $    12,201      $ 11,320      $ 11,410
                                              ===========      ========      ===========      ========      ========
  Income from property operations ......           59,998        32,311            7,886         7,298         7,559
                                              ===========      ========      ===========      ========      ========
  Net income (loss)(a) .................           14,606       (10,070)           1,799         1,255        (4,584)
                                              ===========      ========      ===========      ========      ========
  Per share (Basic and Diluted):(b)
  Net income (loss)(a) .................      $      0.71      $  (0.82)     $      0.54      $   0.70      $  (2.55)
                                              ===========      ========      ===========      ========      ========
  Distributions declared ...............             0.86          0.78               --          0.20          0.20
                                              ===========      ========      ===========      ========      ========
BALANCE SHEET DATA:(c)
  Total assets .........................      $   620,682      $500,330      $   258,395      $ 78,936      $ 89,382
                                              ===========      ========      ===========      ========      ========
  Total debt ...........................          334,873       266,539          121,426        53,216        62,815
                                              ===========      ========      ===========      ========      ========
  Shareholders' equity .................          258,488       205,579          121,771        22,683        19,248
                                              ===========      ========      ===========      ========      ========


----------

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

RESULTS OF OPERATIONS

    Comparison of 1999 to 1998

    During 1999, the Trust completed acquisitions with an aggregate purchase price of $143 million. As a result of these acquisitions, the weighted average net rentable square footage owned by the Trust increased to 8,286,000 in 1999 from 5,453,000 in 1998, an increase of 52%. Property revenues increased 80% to $86,882,000 in 1999 from $48,357,000 in 1998, and income from property operations (which is defined as property revenues, excluding interest income, less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 86% to $59,998,000 in 1999 from $32,311,000 in 1998. On a same property basis, for properties owned as of January 1, 1998, excluding the two retail properties, property revenues increased to $30,184,000 in 1999 from $29,029,000 in 1998, an increase of 4.0%, comprised of a 4.4% increase in revenue related to industrial properties and a 3.4% increase in revenue related to office properties. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 93.6% at December 31, 1999 compared to 91.9% at December 31, 1998.

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

    Income from operations (which is defined as property revenues, including interest income, less property operating expenses, including depreciation and amortization, interest expense, Trust administration and overhead expenses, and provision for possible losses on real estate) increased to $15,008,000 in 1999 from a loss on operations of $4,295,000 in 1998 as a result of the increase in income from property operations explained above, offset by an increase in total interest expense of $11,423,000 due to an additional $94,600,000 in property financing in 1999, a full year of interest expense on properties acquired in 1998 and the provision for losses on real estate of $10,060,000 recorded in 1998 (see below). In addition, Trust administration and overhead expenses increased to $4,628,000 in 1999 from $3,729,000 in 1998. This 1999 increase reflects a
$115,000 increase in full time employees, including the addition of in-house general counsel, $160,000 of additional internal acquisition department costs, an increase of $132,000 in audit and tax fees, $52,000 of additional compensation costs associated with an increase in the number of Trust Managers in July 1998, $80,000 of additional costs associated with the producing the annual report and public relations costs and $360,000 of higher general costs due to the increased activity of the Trust in 1999. Depreciation and amortization increased $6,152,000 due to the acquisition of properties in 1999 and a full year of depreciation on properties acquired in 1998.

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

    Comparison of 1998 to 1997

    During 1998, the Trust completed acquisitions with an aggregate purchase price of $237 million. As a result of these acquisitions, the weighted average property square footage owned by the Trust increased to 5,453,000 in 1998 from 1,687,000 in 1997, an increase of 221%. Property revenues increased 296% to $48,357,000 in 1998 from $12,201,000 in 1997, and income from property operations (which is defined as property revenues, excluding interest income, less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 310% to $32,311,000 in 1998 from $7,886,000 in 1997. On a same property basis, for properties owned as of January 1, 1997, property revenues increased to $9,916,000 in 1998 from $9,527,000, an increase of 4.1%, comprised of a 3.2% increase in revenue related to industrial properties, a 16.7% increase in revenue related to one office property and a 3.3% increase in revenue at the Trust's retail property in Denver, Colorado. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 91.9% at December 31, 1998 compared to 92.4% at December 31, 1997.

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

    Loss from operations (which is defined as property revenues, including interest income, less property operating expenses, including depreciation and amortization, interest expense, Trust administration and overhead expenses, and provision for possible losses on real estate) increased to $4,295,000 in 1998 from $3,007,000 in 1997 as a result of the increase in income from property operations explained above, an increase in total interest expense of $9,361,000 due to an additional $145,100,000 in property financing in 1998 and a full year of interest expense on properties acquired in 1997 and a provision for losses on real estate of $10,060,000 (see below). In addition, Trust administration and overhead expenses increased to $3,729,000 in 1998 from $2,504,000 in 1997. This 1998 increase reflects $1,324,000 in additional costs associated with a 170% increase in full time employees, $141,000 of internal acquisition department costs capitalized in prior years, $199,000 of higher general costs due to the increased activity of the Trust offset by a reduction in proxy costs from 1997 totaling $439,000. Depreciation and amortization increased $5,226,000 due to the acquisition of properties in 1998 and a full year of depreciation on properties acquired in 1997.

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

    The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:


                                                                     YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             1999             1998              1997
                                                          ---------         ---------         ---------
                                                                         (IN THOUSANDS)
Net cash provided by (used in) operating
  activities .....................................        $  33,059         $   2,961         $    (776)
                                                          =========         =========         =========
Net cash used in investing activities ............         (141,150)         (179,673)          (61,898)
                                                          =========         =========         =========
Net cash provided by financing activities ........          104,450           171,174            70,347
                                                          =========         =========         =========


    The following table shows the Trust's calculation of FFO:


                                                                            YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
                                                                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income (Loss) ................................        $     14,606         $    (10,070)        $      1,799
  Exclude effects of:
     Extraordinary items:
       (Gain) loss on extinguishment of debt .....                 513                   23               (2,643)
       Provision for change in control costs .....                  --                5,780                   --
     Gain on sales of real estate ................                 200                   --               (2,163)
     Provision for possible losses on
       real estate ...............................                  --               10,060                   --
     Real estate depreciation and
       amortization ..............................              14,083                8,108                3,144
     Income in equity of joint venture ...........                (624)                  --                   --
     Minority interest in operating
       partnerships ..............................                 169                 (188)                  --
     Non-recurring interest accrual assuming
       future conversion of debt to equity .......                  --                   --                1,022
                                                          ------------         ------------         ------------
Funds from Operations ............................        $     28,947         $     13,713         $      1,159
                                                          ============         ============         ============
Weighted average Shares and operating
  partnership units outstanding ..................          20,749,030           12,484,472            3,317,004
                                                          ============         ============         ============


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The persons who serve as Trust Managers and executive officers of the Trust, their ages and their respective positions are as follows:


                   NAME                   AGE             POSITION(S) AND OFFICE(S) HELD
          -------------------------      ------       --------------------------------------
          Scott A. Wolstein .......        47         Chairman of the Board of Trust Managers
          Albert T. Adams .........        49         Trust Manager
          William H. Bricker ......        68         Trust Manager
          T. Patrick Duncan .......        51         Trust Manager
          Robert H. Gidel .........        48         Trust Manager
          Robert E. Giles .........        52         Trust Manager
          Edward B. Kelley ........        59         Trust Manager
          Stanley J. Kraska, Jr ...        40         Trust Manager
          J. Timothy Morris .......        33         Trust Manager
          James A. Schoff .........        54         Trust Manager
          Charles W. Wolcott ......        47         Trust Manager, President and Chief Executive Officer
          Lewis D. Friedland ......        40         Executive Vice President and Chief Operating Officer
          Marc A. Simpson .........        45         Senior Vice President and Chief Financial Officer,
                                                      Secretary and Treasurer
          David B. Warner .........        41         Senior Vice President -- Real Estate Operations


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

    William H. Bricker has served as a Trust Manager of the Trust since September 1985. Mr. Bricker has served as President of DS Energy Services Incorporated, a company consulting in the international oil and gas industry. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. Mr. Bricker is also a director of the LTV Corporation. He received his Bachelor of Science and Master of Science degrees from Michigan State University.

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

    Robert E. Giles has served as a Trust Manager since March 1996. Mr. Giles is currently Executive Vice President of Crown Castle UK Ltd., a communication sites and wireless network services company. He has held that position since November 7, 1999. From 1995 to 1999, Mr. Giles was the owner and President of Robert E. Giles Interests, Inc., a real estate consulting and development firm and President of Title Network, Ltd., a national title insurance agency. Mr. Giles was a Vice President with the J.E. Robert Companies, Inc. from 1994 to 1995. From 1990 to 1994, Mr. Giles was President and a Director of National Loan Bank, a publicly-held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles received his Bachelor of Arts degree from University of Texas -- Austin in 1970 and received a Master of Arts degree from University of Texas -- Arlington in 1973.

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

    J. Timothy Morris has served as a Trust Manager since January 15, 1999. Mr. Morris is a Managing Director at Morgan Stanley Dean Witter and head of Morgan Stanley's Real Estate Special Situations Program. Mr. Morris has over 12 years of experience at Morgan Stanley in the investment banking and direct investment areas. Prior to heading up the Special Situations initiative, Mr. Morris spent five years in Hong Kong running Morgan Stanley's real estate business for Asia. Mr. Morris currently serves on the board of Grove Property Trust, as well as on the boards of two private REITs. He is a graduate of Indiana University and holds a Bachelor of Science degree in Finance.

    James A. Schoff was appointed as a Trust Manager on July 30, 1998. Mr. Schoff is Vice Chairman of the Board and Chief Investment Officer of DDR. Prior to this, Mr. Schoff served as DDR's Executive Vice President and Chief Operating Officer from the time of the DDR's initial public offering in 1993. Mr. Schoff is a graduate of Hamilton College and Cornell University Law School. Mr. Schoff practiced law with the firm of Thompson, Hine and Flory where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff currently serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice.

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

    Lewis D. Friedland currently serves as Executive Vice President and Chief Operating Officer. He was hired as the Vice President and Chief Investment Officer of the Trust in 1997. Prior to joining the Trust, Mr. Friedland was a founding partner of Crimson Partners, an investment firm formed in 1992 that engaged in the acquisition and development of real estate assets. Prior to founding this firm, from 1988 to 1992, he was a Division Partner and Managing Director of Trammell Crow Company where he was responsible for that firm's development, leasing, and property management activities in Richmond, Va. Mr. Friedland graduated from the Wharton School of the University of Pennsylvania in 1981 with a Bachelor of Science Degree in Economics and received a Master of Business Administration degree from Harvard University in 1985.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid by the Trust to the executive officers of the Trust for the three years ended December 31, 1999:

SUMMARY COMPENSATION TABLE



                                                                                                                    LONG TERM
                                                                                                                   COMPENSATION
                                                                                                                   ------------
                                                                ANNUAL COMPENSATION                                 SECURITIES
                NAME AND                                    ---------------------------          ALL OTHER          UNDERLYING
           PRINCIPAL POSITION                    YEAR         SALARY          BONUS(1)          COMPENSATION         OPTIONS(2)
-------------------------------------------      -----      ----------      -----------        --------------      ------------
Charles W. Wolcott ........................       1999      $  252,500      $   156,000         $  177,378(3)         250,000
  President and CEO                               1998         223,750          152,375          1,120,630(4)         250,000
                                                  1997         202,500          153,750              8,071(8)          50,000
Lewis D. Friedland ........................       1999         207,500          107,500             93,378(3)         135,000
  Executive Vice President and COO(9)             1998         178,750          122,563            816,680(5)         135,000
                                                  1997         102,462           72,000              5,168(8)          35,000
Marc A. Simpson ...........................       1999         155,000           64,000             51,378(3)          70,000
  Senior Vice President and CFO,                  1998         135,000           66,150            542,305(6)          70,000
  Secretary and Treasurer                         1997         117,500           72,000              8,071(8)          20,000
David B. Warner ...........................       1999         146,250           60,000             51,378(3)          70,000
  Senior Vice President                           1998         131,250           63,788            525,430(7)          70,000
  Real Estate Operations                          1997         117,500           72,000              8,071(8)          20,000

----------

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

            AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999
                             YEAR-END OPTION VALUES


                                               NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS AT
                                                OPTIONS AT 12/31/99                           12/31/99
         NAME                  EXERCISABLE        UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
-------------------------     -------------   ----------------------     -----------   -----------------------
Charles. W. Wolcott .....           250,000              0                   (a)                 (a)
Lewis D. Friedland ......           135,000              0                   (a)                 (a)
Marc A. Simpson .........            70,000              0                   (a)                 (a)
David B. Warner .........            70,000              0                   (a)                 (a)


----------

(a) The Trust's share price at December 31, 1999 was $12.375 which is less than the option exercise prices of either $13.625 or $15.00 per share. Therefore, the value of unexercised in-the-money options at December 31, 1999 is zero.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

      In accordance with the rules of the SEC the following report of the compensation committee of the board of trust managers and the information under the caption "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and such information shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the SEC that do not specifically incorporate such information by reference.

      Compensation for our executive officers is administered under the direction of the compensation committee with all recommendations of the compensation committee being subject to approval by the board of trust managers. The following is the compensation committee's report, on 1999 compensation practices for the executive officers of the trust. The report and the performance graph that appears immediately after such report shall not be deemed to be soliciting material or to be filed with the SEC, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any document so filed.

      BASE SALARY. The compensation committee recommends base salaries for executive officers by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other real estate investment trusts, to historical levels of salary paid by the trust, and to recommendations of independent compensation consultants to us. Salary adjustments are based on a periodic evaluation of the performance of the trust and of each executive officer, and also take into account new responsibilities as well as changes in the competitive marketplace. Mr. Wolcott, who has served as president and chief executive officer since the commencement of his employment in May 1993, received a base salary of $252,500 for the 1999 fiscal year. Mr. Warner, who currently serves as senior vice president-real estate operations, received a base salary of $146,250 for the 1999 fiscal year. Mr. Simpson, who currently serves as senior vice president, chief financial officer, secretary and treasurer, received a base salary of $155,000 for the 1999 fiscal year. Mr. Friedland, who currently serves as executive vice president and chief operating officer, received a base salary of $207,500 for the 1999 fiscal year. The compensation committee was advised by a compensation consultant from Resources Connection that our base compensation levels for the 1999 fiscal year were below the REIT industry as a whole, which was consistent with our desire to focus on the incentive portion of compensation.

      PERFORMANCE-BASED BONUS PLAN. Each year, in order to encourage the accomplishment of our short-term goals, the compensation committee reviews and recommends a performance-based bonus plan for executive officers. With the Trust evaluating strategic alternatives, the compensation committee elected to postpone a decision regarding performance based compensation for the 1999 fiscal year. During the 1999 fiscal year, executive officers were eligible to receive the following target bonus amounts (on base salary):

          Mr. Wolcott                          60%
          Mr. Friedland                        50%
          Mr. Simpson                          40%
          Mr. Warner                           40%

      With respect to the 1999 fiscal year, the compensation committee recommended, and the board of trust managers approved, a $156,000 bonus for Mr. Wolcott, a $107,500 bonus for Mr. Friedland, a $64,000 bonus for Mr. Simpson and a $60,000 bonus for Mr. Warner.

      The Compensation Committee determined that Mr. Wolcott was deserving of a targeted bonus amount due to the following factors: 1) the achievement of $1.40 per share in funds from operations in 1999, which represented a 27% increase over the prior year, 2) the assistance provided by Mr. Wolcott in a protracted review of strategic alternatives and 3) the performance of the management team during a period of transition.

      OTHER COMPENSATION. Other compensation payable to the executive officers includes contributions to the employee retirement and profit sharing plan and insurance premiums paid under our medical, dental, life and long-term disability plans.

                                                    1999 Compensation Committee,

                                                    Robert E. Giles, Chairman
                                                    William H. Bricker
                                                    T. Patrick Duncan
                                                    Robert H. Gidel



                                PERFORMANCE GRAPH

      The rules and regulations of the SEC require the presentation of a line graph comparing, over a period of five years, the cumulative total shareholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us. The chart below compares the performance of our common shares with the performance of the S&P 500 and the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 1994 in our common shares and in each of the foregoing indices and assumes reinvestment of dividends.

                                                 NAREIT
                                              EQUITY REIT
                          AIP      S&P 500       INDEX
                        ------     -------    -----------
          12-31-94      100.00      100.00      100.00
          12-31-95      148.19      137.43      115.27
          12-31-96      170.27      168.98      155.92
          12-31-97      206.22      225.37      187.51
          12-31-98      188.75      289.78      154.69
          12-31-99      214.64      350.72      147.54
[GRAPH]

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

                                                               AMOUNT AND NATURE
                                                                 OF BENEFICIAL                      PERCENTAGE
                 BENEFICIAL OWNER                                  OWNERSHIP                         OF CLASS
---------------------------------------------------------      -----------------                    ----------
Albert T. Adams .........................................             2,000(1)                            *
William H. Bricker ......................................             5,400(2)                            *
T. Patrick Duncan .......................................             1,200                               *
Robert H. Gidel .........................................             4,048(1)                            *
Robert E. Giles .........................................             8,012(2)                            *
Edward B. Kelley ........................................             2,000                               *
Stanley J. Kraska, Jr ...................................             5,000(2)                            *
J. Timothy Morris .......................................             1,000(3)                            *
James A. Schoff .........................................             2,000(1)                            *
Charles W. Wolcott ......................................           336,000(4)                         1.56%
Scott A. Wolstein .......................................             2,006(1)(10)                        *
Lewis D. Friedland ......................................           160,006(5)                            *
Marc A. Simpson .........................................            90,898(6)                            *
David B. Warner .........................................            79,900(6)                            *
USAA Real Estate Company ................................         1,680,086(7)                         7.79%
  9830 Colonnade Boulevard, Suite 600
  San Antonio, Texas 782302239
Morgan Stanley, Dean Witter, Discover & Co. .............
  The Morgan Stanley Real Estate Special
     Situations Fund II, L.P. ...........................         1,999,653(8)                         9.27%
  Morgan Stanley Asset Management Inc. ..................
  1585 Broadway New York, New York 10036
LaSalle Investment Management (Securities) LP and
  LaSalle Investment Management .........................         1,502,578(9)                         6.97%
  100 East Pratt Street Baltimore, MD 21202
Scott A. Wolstein and Developers Diversified
  Realty Corporation ....................................         9,756,656(10)                       45.23%
  34555 Chagrin Boulevard Moreland Hills, OH 44022
All Trust Managers and executive officers as a
  group (11 persons) ....................................           699,470(1)(2)(3)(4)(5)(6)          3.24%

----------

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

        10.14 -- 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.5 to Amendment No. 1 to Form S-4 of AIP Inc. dated March 4, 1994; Registration No. 33-74292)

        10.15 -- Amendments to 401(k) Retirement and Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to Form 10-K of the Trust dated March 27, 1995)

        10.16 -- Settlement Agreement by and between the Trust, Patapsco #1 Limited Partnership, Patapsco #2 Limited Partnership, The Manufacturers Life Insurance Company and The Manufacturers Life Insurance Company (U.S.A.) dated as of May 22, 1996 (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)

        10.17 -- Agreement and Assignment of Partnership Interest, Amended and Restated Agreement and Certificate of Limited Partnership and Security Agreement for Patapsco Center-- Linthicum Heights, Maryland (incorporated herein by reference from Exhibit 10.8 to Amendment No. 2 to Form S-4 of AIP Inc. dated March 4, 1994; Registration No. 33-74292)

        10.18 -- Note dated November 15, 1994 in the original principal amount of $12,250,000 with AIP Properties #1 L.P. as Maker and AMRESCO Capital Corporation as Payee (incorporated herein by reference from Exhibit 99.1 to Form 8-K of the Trust dated November 22, 1994)

        10.19 --  Mortgage, Deed of Trust and Security Agreement dated
                  November 15, 1994 between AIP Properties #1 L.P. and AMRESCO Capital Corporation (incorporated herein by reference from Exhibit 99.2 o Form 8-K of the Trust dated November 22, 1994)

        10.20 -- Loan Modification Agreement modifying the Note dated November 15, 1994 in the original principal amount of $12,250,000 (incorporated herein by reference from Exhibit
                  99.2 to Form 8-K of the Trust dated June 23, 1995)

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

         *23.2 -- Consent of Ernst & Young LLP

         *24.1 -- Power of Attorney (Included on signature page hereto)

         *27.1 -- Financial Data Schedule

----------

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

                                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                      /s/ CHARLES W. WOLCOTT
                                      -----------------------------------------
                                      Charles W. Wolcott, Trust Manager,
                                      President and Chief Executive Officer




           SIGNATURES                  TITLE                         DATE
           ----------                  -----                         ----
               *                  Trust Manager                 March 29, 2000
  ---------------------------
  Albert T. Adams

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  William H. Bricker

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  T. Patrick Duncan

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  Robert H. Gidel

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  Robert E. Giles

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  Edward B. Kelley

               *                  Trust Manager                 March 29, 2000
  ---------------------------
  Stanley J. Kraska, Jr.

               *                  Trust Manager                 March 29, 2000
  --------------------------
  J. Timothy Morris

               *                  Trust Manager                 March 29, 2000
  --------------------------
  James A. Schoff

  /s/ CHARLES W. WOLCOTT          Trust Manager, President      March 29, 2000
  --------------------------      and Chief Executive Officer
  Charles W. Wolcott              (Principal Executive
                                  Officer)

               *                  Trust  Manager and            March 29, 2000
  --------------------------      Chairman of the Board
  Scott A. Wolstein               of Trust Managers

  /s/ MARC A. SIMPSON             Senior Vice President         March 29, 2000
  --------------------------      and Chief Financial
  Marc A. Simpson                 Officer, Secretary and
                                  Treasurer (Principal
                                  Accounting and Financial
                                  Officer)
* /s/ MARC A. SIMPSON
  --------------------------
  Marc A. Simpson
  Attorney-in-law

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                              PAGE
                                                                              ----
Report of Independent Auditors .............................................   F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998, and 1997 ......................................   F-3
  Consolidated Balance Sheets as of December 31, 1999 and
    1998 ...................................................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997 ...................   F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997 .......................................   F-6
  Notes to Consolidated Financial Statements ...............................   F-8
Financial Statement Schedule:
  Schedule III -- Consolidated Real Estate and Accumulated
    Depreciation ...........................................................   F-23
  Notes to Schedule III ....................................................   F-25

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

                                                     /s/ ERNST & YOUNG LLP

Dallas, Texas
February 3, 2000,
except for Note 17, as to which the date is March 17, 2000

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                1999            1998            1997
                                                                             -----------     -----------     ----------
                   Property Revenues
                     Rents............................................       $    71,028     $    39,559     $    9,367
                     Tenant reimbursements............................            15,854           8,798          2,834
                                                                             -----------     -----------     ----------
                             Total Property Revenues..................            86,882          48,357         12,201
                                                                             -----------     -----------     ----------
                   Property Expenses
                     Property taxes...................................             9,453           4,980          1,607
                     Property management fees.........................             1,678           1,474            418
                     Utilities........................................             4,051           2,673            480
                     General operating................................             3,864           2,489            891
                     Repairs and maintenance..........................             3,330           2,218            524
                     Other property operating expenses................             4,508           2,212            395
                                                                             -----------     -----------     ----------
                             Total Property Expenses..................            26,884          16,046          4,315
                                                                             -----------     -----------     ----------
                   Income from Property Operations....................            59,998          32,311          7,886
                   Trust administration and overhead..................            (4,628)         (3,729)        (2,504)
                   Depreciation.......................................           (13,819)         (7,928)        (2,774)
                   Amortization.......................................              (716)           (455)          (383)
                   Interest and other income..........................               735             705            546
                   Interest on notes payable..........................              (111)           (869)        (1,462)
                   Interest on mortgages payable......................           (26,451)        (14,270)        (4,316)
                   Provision for possible losses on real estate.......                --         (10,060)            --
                                                                             -----------     -----------     ----------
                   Income (Loss) from operations......................            15,008          (4,295)        (3,007)
                   Minority interests in consolidated subsidiaries....              (313)             28             --
                   Gain (Loss) on sales of real estate................              (200)             --          2,163
                   Income in equity of joint venture..................               624              --             --
                                                                             -----------     -----------     ----------
                   Gain (Loss) before extraordinary items.............            15,119          (4,267)          (844)
                   Extraordinary items:
                   Gain (Loss) on extinguishment of debt..............              (513)            (23)         2,643
                   Provision for change in control costs..............                --          (5,780)            --
                                                                             -----------     -----------     ----------
                   NET INCOME (LOSS)..................................       $    14,606     $   (10,070)    $    1,799
                                                                             ===========     ===========     ==========
                   PER SHARE DATA (BASIC AND DILUTED)
                     Gain (Loss) before extraordinary items...........       $      0.74     $     (0.35)    $    (0.26)
                     Extraordinary gain (loss)........................             (0.03)          (0.47)          0.80
                                                                             -----------     -----------     ----------
                     Net income (loss)................................       $      0.71     $     (0.82)    $     0.54
                                                                             ===========     ===========     ==========
                     Distributions declared...........................       $      0.86     $      0.78     $       --
                                                                             ===========     ===========     ==========
                     Weighted average Shares outstanding..............        20,513,356      12,251,591      3,316,788
                                                                             ===========     ===========     ==========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
                             ASSETS

Real estate:
  Held for investment ...........................................   $    627,831    $    476,641
  Held for sale .................................................         14,355          28,491
                                                                    ------------    ------------
  Total real estate .............................................        642,186         505,132
  Accumulated depreciation ......................................        (46,931)        (33,449)
                                                                    ------------    ------------
  Net real estate ...............................................        595,255         471,683
Cash and cash equivalents:
  Unrestricted ..................................................          2,504           6,145
  Restricted ....................................................          5,716           5,422
                                                                    ------------    ------------
  Total cash and cash equivalents ...............................          8,220          11,567
Other assets, net ...............................................         17,207          17,080
                                                                    ------------    ------------
          Total Assets ..........................................   $    620,682    $    500,330
                                                                    ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable ........................................   $    334,873    $    252,481
  Unsecured notes payable to related parties ....................             --          14,058
  Accrued interest ..............................................          2,229           1,477
  Accounts payable, accrued expenses and other
     liabilities ................................................         15,587          17,651
  Tenant security deposits ......................................          2,954           2,138
                                                                    ------------    ------------
          Total Liabilities .....................................        355,643         287,805
                                                                    ------------    ------------
Minority interests ..............................................          6,551           6,946
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000
  Shares; issued and outstanding 21,091,853 shares at 1999
     and 17,201,591
  Shares at 1998 ................................................          2,109           1,721
  Additional paid-in capital ....................................        385,293         330,031
  Less 165,755 shares in treasury at 1999 and 165,886 shares
     at 1998, at cost ...........................................         (2,226)         (2,226)
  Accumulated distributions .....................................        (86,102)        (68,756)
  Accumulated deficit ...........................................        (40,586)        (55,191)
                                                                    ------------    ------------
          Total Shareholders' Equity ............................        258,488         205,579
                                                                    ------------    ------------
          Total Liabilities and Shareholders'....................   $   620,682    $    500,330
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                SHARES OF
                                           BENEFICIAL INTEREST     ADDITIONAL    RETAINED          TREASURY STOCK
                                        ------------------------    PAID-IN      EARNINGS      -----------------------
                                          NUMBER        AMOUNT      CAPITAL     (DEFICIT)       NUMBER        AMOUNT      TOTAL
                                        -----------   ----------   ----------   ----------     ---------    ----------  ----------
Balance at January 1, 1997  ..........    2,000,000   $      200   $  127,856   $ (105,373)           --    $       --  $   22,683
  Issuance of additional Shares ......    7,817,171          782       97,133           --            --            --      97,915
  Repurchase of Shares ...............           --           --           --           --        42,103          (626)       (626)
  Net income .........................           --           --           --        1,799            --            --       1,799
                                        -----------   ----------   ----------   ----------     ---------    ----------  ----------
Balance at December 31, 1997 .........    9,817,171          982      224,989     (103,574)       42,103          (626)    121,771
  Issuance of additional Shares ......    7,384,420          739      105,042           --            --            --     105,781
  Repurchase of Shares ...............           --           --           --           --       123,783        (1,600)     (1,600)
  Net income .........................           --           --           --      (10,070)           --            --     (10,070)
  Distributions to Shareholders ......           --           --           --      (10,303)           --            --     (10,303)
                                        -----------   ----------   ----------   ----------     ---------    ----------  ----------
Balance at December 31, 1998 .........   17,201,591        1,721      330,031     (123,947)      165,886        (2,226)    205,579
  Issuance of additional Shares ......    3,890,262          388       55,262           --          (131)           --      55,650
  Net income .........................           --           --           --       14,606            --            --      14,606
  Distributions to Shareholders ......           --           --           --      (17,347)           --            --     (17,347)
                                        -----------   ----------   ----------   ----------     ---------    ----------  ----------
Balance at December 31, 1999 .........   21,091,853   $    2,109   $  385,293   $ (126,688)      165,755    $   (2,226) $  258,488
                                        ===========   ==========   ==========   ==========     =========    ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1999         1998         1997
                                                                        ---------    ---------    ---------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income (loss) .................................  $  14,606    $ (10,070)   $   1,799
                   Adjustments to reconcile net income (loss)
                      to net cash provided by (used in) operating
                      activities:
                      (Gain) Loss on extinguishment of debt ..........         90           --       (2,643)
                      Change in control costs ........................         --        2,960           --
                      (Gain) Loss on sales of real estate ............        200           --       (2,163)
                      Provisions for possible loss on real estate ....         --       10,060           --
                      Minority interest in consolidated subsidiaries..        313          (28)          --
                      Depreciation ...................................     13,819        7,928        2,774
                      Amortization of deferred financing costs .......      1,461          584          195
                      Other amortization .............................        220          168          383
                      Issuance of Shares to Trust Managers ...........        129          312          115
                      Interest accrued assuming future conversion
                        of debt to equity ............................         --           --        1,022
                   Changes in operating assets and liabilities:
                      Other assets and restricted cash ...............      5,614      (13,374)      (2,337)
                      Accounts payable, other liabilities and
                        tenant security deposits .....................     (4,144)       3,213          147
                      Accrued interest ...............................        752        1,208          (68)
                                                                        ---------    ---------    ---------
                           Net Cash Provided By (Used In) Operating
                             Activities ..............................     33,059        2,961         (776)
                                                                        ---------    ---------    ---------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Net proceeds from sales of real estate ............     17,356           --        7,129
                   Capitalized expenditures ..........................    (15,769)      (7,540)      (1,911)
                   Acquisition of real estate and related
                      working capital ................................   (142,737)    (172,133)     (67,116)
                                                                        ---------    ---------    ---------
                           Net Cash Used In Investing Activities .....   (141,150)    (179,673)     (61,898)
                                                                        ---------    ---------    ---------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Principal repayments on mortgage notes payable ....   (197,968)     (49,163)      (6,340)
                   Proceeds from mortgage financing ..................    266,797      202,436       44,001
                   Payment of deferred loan costs ....................     (3,029)      (1,852)        (169)
                   Proceeds from sale of common shares ...............     55,458       28,578       33,481
                   Purchase of treasury shares .......................         --       (1,600)        (626)
                   Distributions to Shareholders .....................    (16,164)      (6,880)          --
                   Redemption of limited partnership units ...........       (329)          --           --
                   Distributions to limited partnership
                      unit holders ...................................       (315)        (345)          --
                                                                        ---------    ---------    ---------
                 Net Cash Provided By Financing Activities ...........    104,450      171,174       70,347
                                                                        ---------    ---------    ---------
                 Net (Decrease) Increase in Cash and Cash
                      Equivalents ....................................     (3,641)      (5,538)       7,673
                 Cash and Cash Equivalents at Beginning of Year ......      6,145       11,683        4,010
                                                                        ---------    ---------    ---------
                 Cash and Cash Equivalents at End of Year ............  $   2,504    $   6,145    $  11,683
                                                                        =========    =========    =========
                 Cash Paid for Interest ..............................  $  24,349    $  13,634    $   4,629
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

NOTE 1-- SIGNIFICANT ACCOUNTING POLICIES:

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

    Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to $234,000, $172,000 and $94,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

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

    Segment Reporting. The Trust classifies its reportable segments by property type. See Note 15 for the Trust's segment disclosures.

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

    At December 31, 1999 and 1998, real estate was comprised of the following:

                                                     1999           1998
                                                 -------------  ------------
               Held for investment:
                 Land.........................   $ 155,264,000  $102,891,000
                 Buildings and improvements...     472,567,000   373,750,000
                                                 -------------  ------------
                                                   627,831,000   476,641,000
                                                 -------------  ------------
               Held for sale:
                 Land.........................       4,302,000     6,000,000
                 Buildings and improvements...      10,053,000    22,491,000
                                                 -------------  ------------
                                                    14,355,000    28,491,000
                                                 -------------  ------------
                         Total................   $ 642,186,000  $505,132,000
                                                 =============  ============

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

    At December 31, 1998, the Trust recorded a $10.1 million write down of its retail property in Denver, Colorado and reclassified the property from held for investment to held for sale. The Trust's intent was to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. Although offers were received, none of the offers were deemed acceptable and the property has been reclassified back to held for investment as of December 31, 1999 to reflect the Trust's intent to hold this property. The Trust recaptured depreciation expense for the full year of 1999 for this property.

    The Trust did not sell any properties in 1998.

    The Trust has changed its capitalization policy with respect to internal acquisition costs. On March 19, 1998, the Trust ceased the capitalization of costs related to its internal acquisition department. The Trust capitalized $160,000 of such costs through March 19, 1998.

NOTE 3-- MORTGAGE NOTES PAYABLE:

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Trust's pro forma information follows (in thousands except for earnings per Share information):

                                                            1999                            1998
                                                --------------------------      ----------------------------
                                                AS REPORTED      PRO FORMA      AS REPORTED        PRO FORMA
                                                -----------      ---------      -----------        ---------
            Pro forma net income.............   $    14,606      $  14,579      $   (10,070)       $ (10,350)
                                                ===========      =========      ===========        =========
            Pro forma earnings/(loss) per
                Share-- basic and diluted....   $      0.71      $    0.71      $     (0.82)       $   (0.84)
                                                ===========      =========      ===========        =========

    A summary of the Trust's share option activity, and related information for the year ended December 31 follows:

                                                                  1999                               1998
                                                      ---------------------------      ------------------------------
                                                                 WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE       OPTIONS        EXERCISE PRICE
                                                      -------    ----------------      -------       ----------------
                                                       (000)                            (000)
              Outstanding-beginning of year......         716        $ 13.71               139           $ 14.99
              Granted............................          20          11.75               577             13.42
              Exercised..........................          --             --                --                --
              Forfeited..........................         (10)         13.63                --                --
                                                      -------        -------           -------           -------
              Outstanding-end of year............         726        $ 13.67               716           $ 13.71
                                                      =======        =======           =======           =======
              Exercisable at end of year.........         688        $ 13.70               668           $ 14.85
                                                      =======        =======           =======           =======
              Weighted-average fair value of
                options granted during the year..     $  1.70                          $  2.74
                                                      =======                          =======

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

NOTE 9 -- OPERATING LEASES:

    The Trust's properties are leased to others under operating leases with expiration dates ranging from 2000 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 1999 are as follows:

                                     YEAR           AMOUNT
                                 ------------    ------------
                                 2000........    $ 75,743,000
                                 2001........      63,874,000
                                 2002........      49,121,000
                                 2003........      35,396,000
                                 2004........      24,203,000
                                 Thereafter..      33,091,000
                                                 ------------
                                                 $281,428,000
                                                 ============

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES:

    During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bear a fixed rate of interest of 10.25%, provide for quarterly payments of interest and were due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The total interest on such borrowing was $661,000 for 1998. The Trust did not enter into any such borrowings in 1999.

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

NOTE 13 -- PER SHARE DATA:

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                             1999              1998             1997
                                                          -----------      ------------     -----------
         Basic and diluted earnings per share:
         Numerator:
           Income/(loss) before extraordinary items...    $15,119,000      $ (4,267,000)    $  (844,000)
           Extraordinary items........................       (513,000)       (5,803,000)      2,643,000
                                                          -----------      ------------     -----------
                   Net income/(loss)..................    $14,606,000      $(10,070,000)    $ 1,799,000
                                                          ===========      ============     ===========
         Denominator:
           Weighted average shares....................     20,513,356        12,251,591       3,316,788
                                                          -----------      ------------     -----------
         Basic and diluted earnings per share:
           Income/(loss) before extraordinary items...    $      0.74      $      (0.35)    $     (0.26)
           Extraordinary items........................          (0.03)            (0.47)           0.80
                                                          -----------      ------------     -----------
                   Net income/(loss)..................    $      0.71      $      (0.82)    $      0.54
                                                          ===========      ============     ===========

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

                                                                            1999
                                                --------------------------------------------------------------
                                                   LIGHT      OFFICE                 CORPORATE
                                                INDUSTRIAL   BUILDINGS    RETAIL     AND OTHER    CONSOLIDATED
                                                ----------   ---------   ---------   ---------    ------------
Property revenues ...........................   $   52,837   $  30,006   $   4,039   $      --    $     86,882
Property expenses ...........................       15,238       9,947       1,699          --          26,884
                                                ----------   ---------   ---------   ---------    ------------
Income from property operations .............       37,599      20,059       2,340          --          59,998
Administrative expenses .....................           --          --          --      (4,628)         (4,628)
Depreciation and amortization ...............           --          --          --     (14,535)        (14,535)
Interest and other income ...................           --          --          --         735             735
Interest expense ............................           --          --          --     (26,562)        (26,562)
                                                ----------   ---------   ---------   ---------    ------------
Income (loss) from operations ...............       37,599      20,059       2,340     (44,990)         15,008
Minority interests in consolidated
  subsidiaries ..............................           --          --          --        (313)           (313)
Loss on sales of real estate ................           --          --          --        (200)           (200)
Income in equity of joint venture ...........           --          --          --         624             624
Extraordinary items .........................           --          --          --        (513)           (513)
                                                ----------   ---------   ---------   ---------    ------------
Net income (loss) ...........................   $   37,599   $  20,059   $   2,340   $ (45,392)   $     14,606
                                                ==========   =========   =========   =========    ============
          Total real estate .................   $  385,282   $ 207,942   $  46,874   $   2,088    $    642,186
                                                ==========   =========   =========   =========    ============

                                                                              1998
                                                ---------------------------------------------------------------
                                                   LIGHT      OFFICE                  CORPORATE
                                                INDUSTRIAL   BUILDINGS    RETAIL      AND OTHER    CONSOLIDATED
                                                ----------   ---------   ---------    ---------    ------------
Property revenues ...........................   $   27,013   $  17,044   $   4,300    $      --    $     48,357
Property expenses ...........................        7,908       6,362       1,776           --          16,046
                                                ----------   ---------   ---------    ---------    ------------
Income from property operations .............       19,105      10,682       2,524           --          32,311
Administrative expenses .....................           --          --          --       (3,729)         (3,729)
Depreciation and amortization ...............           --          --          --       (8,383)         (8,383)
Other income ................................           --          --          --          705             705
Interest expense ............................           --          --          --      (15,139)        (15,139)
Provision for possible losses on
  real estate ...............................           --          --     (10,060)          --         (10,060)
                                                ----------   ---------   ---------    ---------    ------------
Income (loss) from operations ...............       19,105      10,682      (7,536)     (26,546)         (4,295)
Minority interests in consolidated
  subsidiaries ..............................           --          --          --           28              28
Extraordinary items .........................           --          --          --       (5,803)         (5,803)
                                                ----------   ---------   ---------    ---------    ------------
Net income (loss) ...........................   $   19,105   $  10,682   $  (7,536)   $ (32,321)   $    (10,070)
                                                ==========   =========   =========   =========    ============
          Total real estate .................   $  334,503   $ 133,643   $  35,769    $   1,217    $    505,132
                                                ==========   =========   =========   =========    ============

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per Share amounts):

                                                              THREE MONTHS ENDED
                                         -----------------------------------------------------------
                                         DECEMBER 31     SEPTEMBER 30      JUNE 30        MARCH 31
                                         ------------    ------------    ------------   ------------
1999
Revenues .............................   $     23,128    $     22,141    $     21,378   $     20,235
Gain/(loss) of sale of real
  estate .............................           (124)           (114)             38             --
Income before extraordinary
  items ..............................          3,657           4,049           4,164          3,249
Extraordinary gain/(loss) ............             72            (585)             --             --
                                         ------------    ------------    ------------   ------------
Net income ...........................          3,729           3,464           4,164          3,249
                                         ============    ============    ============   ============
Per Share Data (Basic and
  Diluted)
  Income before extraordinary
     items ...........................   $       0.18    $       0.20    $       0.20   $       0.16
  Extraordinary loss .................             --           (0.03)             --             --
                                         ------------    ------------    ------------   ------------
  Net income .........................   $       0.18    $       0.17    $       0.20   $       0.16
                                         ============    ============    ============   ============
Weighted average number of shares
     outstanding:
  Basic and diluted ..................     20,917,684      20,686,717      20,509,613     19,939,209
                                         ============    ============    ============   ============
1998
Revenues .............................   $     16,740    $     12,521    $     11,075   $      8,726
Income (loss) before
  extraordinary items(a) .............         (7,755)          1,289           1,101          1,098
Extraordinary loss ...................         (5,780)            (23)             --             --
                                         ------------    ------------    ------------   ------------
Net income/(loss) ....................   $    (13,535)   $      1,266    $      1,101   $      1,098
                                         ============    ============    ============   ============
Per Share Data (Basic and
  Diluted)
Income/(loss) before
  extraordinary items ................   $      (0.52)   $       0.10    $       0.10   $       0.10
Extraordinary loss ...................          (0.39)             --              --             --
                                         ------------    ------------    ------------   ------------
Net income/(loss) ....................   $      (0.91)   $       0.10    $       0.10   $       0.10
                                         ============    ============    ============   ============
Weighted average number of shares
  outstanding:
  Basic ..............................     14,783,824      12,470,471      11,080,452     10,617,617
                                         ============    ============    ============   ============
  Diluted ............................     14,783,824      12,497,471      11,107,452     10,617,617
                                         ============    ============    ============   ============

----------

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

                                  SCHEDULE III
                       AMERICAN INDUSTRIAL PROPERTIES REIT

        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                          COSTS CAPITALIZED
                                                                            SUBSEQUENT TO
                                               INITIAL COSTS                 ACQUISITION         RETIREMENTS
                                      ------------------------------      LAND, BUILDINGS,       WRITEDOWNS
                                                      BUILDINGS AND      FURNITURE, FIXTURES         AND
                                         LAND         IMPROVEMENTS          AND EQUIPMENT        ALLOWANCES
                                      -----------    ---------------     -------------------    ------------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere.....................       $   952         $  4,454               $    --
2121 Glenville...................           426            1,392                     8
3100 Alfred......................         2,500            3,326                    --
Aerotech.........................           914            5,735                   147
Alumax...........................           260            2,820                    21
Avion Business Center............           770            4,006                    76            $    --
Battlefield Business Park........         2,020           11,635                   113
Black Canyon Tech Center.........         1,052            6,846                    31
Bowater..........................           581            2,535                    62                 --
Bridgeway Technology Center......         7,500           13,533                     1
Broadbent Land...................         1,589               --                    --
Cameron Creek Bus Park...........           524            3,379                   330
Cameron Creek Land...............           840               --                    --                 --
Carpenter Center.................           650            1,354                    93                 --
Carrier Place....................           560            2,682                   186                 --
Central Park Office Tech.........           840            3,361                   148                 --
Columbia Corporate Center........         5,000            8,144                    50
Commerce Center..................         4,420            6,328                 1,385                 --
Commerce Park North..............         1,108            4,431                   707             (2,014)
Corporex Plaza I.................           998            4,130                   266                 --
DFW IV...........................           470            3,364                   200                 --
Gateway 5 & 6....................           935            3,741                 1,004             (1,861)
Greenbrier Circle Corp Center....         1,930           12,787                   866
Greenbrier Tech Center...........         1,060            6,293                    64
Hardline Services Bldg...........         1,040            6,935                    95
Heritage Business I..............           360            2,141                     6
Humboldt Tech Center.............         7,000            2,413                    --
Huntington Drive.................         1,559            6,237                   861                 --
Interlocken Office Park..........         3,430           11,291                    67
Inverness........................         1,532            6,054                   345                 --
Junction II Business Park........         4,000            7,449                    29
Kodak............................         1,749            2,998                   582                 --
Meridian Street Warehouse........           262            1,047                     1                 --
Metro Business Park..............         2,050            7,957                   112
Norfolk Commerce Center..........         2,400           19,093                   288
Northgate II.....................         2,153            8,612                   946             (4,122)
Northgate III....................         1,280           10,013                   461                 --
Northpointe B....................           260            2,406                    22
Northpointe C....................           380            2,846                   213
Northwest Business Park..........         1,296            5,184                   917               (131)
Parkway Tech Center..............           440            2,795                   169                 --
Patapsco.........................         1,147            4,588                   559             (1,250)
Plaza Southwest 1-5..............         1,312            5,248                 1,372                 --
President's Plaza................           491            1,932                   244                 --
Shady Trail Business Center......           530            1,738                    97                 --
Skyway Business Center...........           444            1,778                   103                 --
Southeast Commercial Center......           303            1,515                   119
Steris Building..................           300            2,251                     7


                                      GROSS AMOUNT CARRIED AT
                                          DECEMBER 31, 1999
                                     ----------------------------
                                                      BUILDINGS,
                                                      FURNITURE,
                                                     FIXTURES AND               ACCUMULATED      YEAR           ACQ.      ENCUM-
                                         LAND          EQUIPMENT     TOTAL     DEPRECIATION   CONSTRUCTED       DATE      BRANCES
                                     ------------  -------------- ----------  -------------- -------------    ---------  ---------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere.....................       $   952        $  4,454     $ 5,406      $  (111)           1984         1999      (d)
2121 Glenville...................           426           1,400       1,826          (47)           1984         1998      (c)
3100 Alfred......................         2,500           3,326       5,826          (83)           1971         1999      (f)
Aerotech.........................           914           5,882       6,796         (252)           1985         1998      (e)
Alumax...........................           260           2,841       3,101         (100)           1982         1998      (c)
Avion Business Center............           770           4,082       4,852         (208)           1985         1997      (b)
Battlefield Business Park........         2,020          11,748      13,768         (365)           1989         1998      7,993
Black Canyon Tech Center.........         1,052           6,877       7,929         (288)           1983         1998      (e)
Bowater..........................           581           2,597       3,178         (129)           1989         1997      2,100
Bridgeway Technology Center......         7,500          13,534      21,034         (339)           1996         1999      (d)
Broadbent Land...................         1,589              --       1,589           --              --         1998      (f)
Cameron Creek Bus Park...........           524           3,709       4,233         (178)           1996         1998      (c)
Cameron Creek Land...............           840              --         840           --              --         1998      (c)
Carpenter Center.................           650           1,447       2,097          (93)           1983         1997      (a)
Carrier Place....................           560           2,868       3,428         (189)           1984         1997      (a)
Central Park Office Tech.........           840           3,509       4,349         (210)           1984         1997      (b)
Columbia Corporate Center........         5,000           8,194      13,194         (222)           1988         1998      (c)
Commerce Center..................         4,420           7,713      12,133         (503)           1974         1997      (a)
Commerce Park North..............           705           3,527       4,232       (1,518)           1984         1985      1,990
Corporex Plaza I.................           998           4,396       5,394         (260)           1982         1997      (b)
DFW IV...........................           470           3,564       4,034         (219)           1985         1997      (a)
Gateway 5 & 6....................           563           3,256       3,819       (1,598)           1985         1985      2,701
Greenbrier Circle Corp Center....         1,930          13,653      15,583         (474)        1981/83         1998      7,090
Greenbrier Tech Center...........         1,060           6,357       7,417         (197)           1981         1998      4,205
Hardline Services Bldg...........         1,040           7,030       8,070         (251)           1974         1998      (c)
Heritage Business I..............           360           2,147       2,507          (76)           1990         1998      (c)
Humboldt Tech Center.............         7,000           2,413       9,413          (23)           1980         1999      (c)
Huntington Drive.................         1,559           7,098       8,657       (2,694)           1985         1985      4,335
Interlocken Office Park..........         3,430          11,358      14,788         (289)        1985/88         1999      (d)
Inverness........................         1,532           6,399       7,931         (323)           1980         1997      (b)
Junction II Business Park........         4,000           7,478      11,478         (189)           1984         1999      (d)
Kodak............................         1,749           3,580       5,329         (227)           1976         1997      (c)
Meridian Street Warehouse........           262           1,048       1,310         (114)           1981         1995      1,101
Metro Business Park..............         2,050           8,069      10,119         (257)           1987         1998      (c)
Norfolk Commerce Center..........         2,400          19,381      21,781         (684)        1981/87         1998      13,000
Northgate II.....................         1,329           6,260       7,589       (2,862)           1983         1985      4,904
Northgate III....................         1,280          10,474      11,754         (638)      1979/80/86        1997      (a)
Northpointe B....................           260           2,428       2,688          (82)        1987/88         1998      (g)
Northpointe C....................           380           3,059       3,439          (91)        1987/89         1998      (g)
Northwest Business Park..........         1,296           5,970       7,266       (2,237)      1983/85/86        1985      (c)
Parkway Tech Center..............           440           2,964       3,404         (180)           1984         1997      (a)
Patapsco.........................           897           4,147       5,044       (1,533)        1981/85         1985      2,949
Plaza Southwest 1-5..............         1,312           6,620       7,932       (2,447)           1975         1985      3,198
President's Plaza................           491           2,176       2,667         (141)           1987         1997      (b)
Shady Trail Business Center......           530           1,835       2,365         (113)           1984         1997      (a)
Skyway Business Center...........           444           1,881       2,325         (112)           1981         1997      (b)
Southeast Commercial Center......           303           1,634       1,937          (72)           1984         1998      (c)
Steris Building..................           300           2,258       2,558          (80)           1980         1998      (c)

                                                                        COSTS CAPITALIZED
                                                                          SUBSEQUENT TO
                                               INITIAL COSTS               ACQUISITION          RETIREMENTS
                                     --------------------------------   LAND, BUILDINGS,        WRITEDOWNS
                                                      BUILDINGS AND    FURNITURE, FIXTURES          AND
                                         LAND         IMPROVEMENTS        AND EQUIPMENT         ALLOWANCES
                                     ------------  ------------------  -------------------     -------------
Stewart Plaza.....................         3,000           3,122                  12
Summit Park.......................         2,232           5,734                 140
Summit Park Land..................           732              --                  --
Tech Center 29-- Phase I..........         3,900           6,968                 715
Tech Center 29-- Phase II.........         2,000           5,998                 144
TechniPark 10 Service Center......           920           3,211                   9
Valley View Commerce Park.........         1,460           6,648                  98                   --
Valley View Land..................         1,024              --                  --                   --
Valwood II Business Center........           420           2,021                 204                   --
VSA Building......................           205           3,928                  30
Washington Business Park..........         1,850           7,453                 415
Westchase Park 1-2................           697           2,787                 449               (1,232)
Winter Park Business Center.......         2,000           7,198                 439
                                       ---------        --------             -------             --------
       Total Light Industrial.....     $  94,057        $295,865             $16,028             $(10,610)
OFFICE PROPERTIES
10505 Sorrento Valley.............     $     879        $  3,691             $   143             $     --
1881 Pine Street..................           776           5,924                 247                   --
485 Clyde.........................         3,100           4,809                  --
Academy Point Atrium II...........           881           7,832                 307
Apollo Drive Office Building......         6,106          17,901               1,397                   --
Baytech Park......................        10,500          25,060
Beltline Business Center..........         1,303           5,213                 755               (3,521)
Centre Pointe.....................        11,800           9,539                 145
Gateway West......................         1,923           8,451                 525                   --
Gibraltar Tech Center.............         4,800           1,610                  19
Linear Technology.................         1,235           3,231                  78                   --
Manhattan Towers..................         5,156          23,053               2,601                   --
Northview Business Center.........         7,600          14,676                  10
Spring  Valley  Business Park
   #6.............................           959           8,362                 259
Tech Center 29-- Phase III........         1,600           6,840                 168
                                       ---------        --------             -------             --------
       Total Office...............     $  58,618        $146,192             $ 6,654             $ (3,521)
Properties........................
RETAIL PROPERTIES
Tamarac Square Mall...............     $   6,799        $ 27,194             $ 5,465             $(10,060)
Volusia...........................         3,445           3,826                 145                   --
                                       ---------        --------             -------             --------
       Total Retail ..............     $  10,244        $ 31,020             $ 5,610             $(10,060)
Properties........................
Trust.............................            --              --               2,089                   --
                                       ---------        --------             -------             --------
       Total All Properties ......     $ 162,919        $473,077             $30,381             $(24,191)


                                     GROSS AMOUNT CARRIED AT
                                        DECEMBER 31, 1999
                                  -----------------------------
                                                   BUILDINGS,
                                                   FURNITURE,
                                                  FIXTURES AND                 ACCUMULATED      YEAR        ACQ.        ENCUM-
                                      LAND         EQUIPMENT          TOTAL    DEPRECIATION  CONSTRUCTED    DATE        BRANCES
                                  ------------  ----------------   ----------  ------------ -------------  ------      ---------
Stewart Plaza...................        3,000           3,134           6,134          (79)         1970     1999      (d)
Summit Park.....................        2,232           5,874           8,106         (254)         1985     1998      (e)
Summit Park Land................          732              --             732           --            --     1998      (e)
Tech Center 29-- Phase I........        3,900           7,683          11,583         (248)         1970     1998      7,513
Tech Center 29-- Phase II.......        2,000           6,142           8,142         (189)         1991     1998      3,826
TechniPark 10 Service Center....          920           3,220           4,140         (101)      1983/84     1998      (c)
Valley View Commerce Park.......        1,460           6,746           8,206         (394)         1986     1997      (a)
Valley View Land................        1,024              --           1,024           --          1986     1997      (a)
Valwood II Business Center......          420           2,225           2,645         (132)         1984     1997      (a)
VSA Building....................          205           3,958           4,163         (141)         1989     1998      (c)
Washington Business Park........        2,080           7,638           9,718         (199)         1985     1998      (c)
Westchase Park 1-2..............          465           2,236           2,701         (977)         1984     1985      1,258
Winter Park Business Center.....        2,000           7,637           9,637         (225)    1981/83/85    1998      5,100
                                    ---------       ---------       ---------     --------
       Total Light Industrial...    $  92,206       $ 303,134       $ 395,340     $(26,237)
OFFICE PROPERTIES
10505 Sorrento Valley...........    $     879       $   3,834       $   4,713     $   (193)         1982     1997      (c)
1881 Pine Street................          776           6,171           6,947         (324)         1987     1997      $3,641
485 Clyde.......................        3,100           4,809           7,909         (120)         1970     1999      (d)
Academy Point Atrium II.........          881           8,139           9,020         (357)         1984     1998      (e)
Apollo Drive Office Building....        6,106          19,298          25,404         (944)         1987     1997      14,713
Baytech Park....................       10,500          25,060          35,560         (627)         1997     1999      (d)
Beltline Business Center........          600           3,150           3,750       (1,640)         1984     1985      2,629
Centre Pointe...................       11,800           9,684          21,484         (253)         1982     1999      (d)
Gateway West....................        1,923           8,976          10,899         (445)    1964/69/74    1997      5,978
Gibraltar Tech Center...........        4,800           1,629           6,429          (16)         1980     1999      (c)
Linear Technology...............        1,235           3,309           4,544         (164)         1987     1997      (c)
Manhattan Towers................        5,156          25,654          30,810       (1,509)         1987     1997      20,300
Northview Business Center.......        7,600          14,686          22,286         (612)         1970     1998      (e)
Spring  Valley  Business Park             959           8,621           9,580         (413)      1980/98     1998      (b)
  #6............................
Tech Center 29-- Phase III......        1,600           7,008           8,608         (218)         1988     1998      4,384
                                    ---------       ---------       ---------     --------
       Total Office.............    $  57,915       $ 150,028       $ 207,943     $ (7,835)
Properties......................
RETAIL PROPERTIES
Tamarac Square Mall.............    $   6,000       $  23,398       $  29,398     $(12,335)      1976/78     1985      11,363
Volusia.........................        3,445           3,971           7,416         (197)         1984     1997      (c)
                                    ---------       ---------       ---------     --------
       Total Retail ............    $   9,445       $  27,369       $  36,814     $(12,532)
Properties......................
Trust...........................           --           2,089           2,089         (327)
                                    ---------       ---------       ---------     --------
       Total All Properties ....    $ 159,566       $ 482,620       $ 642,186     $(46,931)

----------

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

                       AMERICAN INDUSTRIAL PROPERTIES REIT

                              NOTES TO SCHEDULE III

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

RECONCILIATION OF REAL ESTATE:

                                                                        1999      1998      1997
                                                                     ---------  --------- ---------
                                   Balance at beginning of year      $ 505,132  $265,312  $  94,472
                                   Additions during period:
                                     Improvements................       11,953     6,659      1,366
                                     Acquisitions................      145,418   243,231    175,469
                                                                     ---------  --------  ---------
                                                                       662,503   515,202    271,307
                                   Deductions during period:
                                     Dispositions................       20,317        --      5,995
                                     Writedowns..................           --    10,060         --
                                        Asset retirements........           --        10         --
                                                                     ---------  --------  ---------
                                   Balance at end of year........    $ 642,186  $505,132  $ 265,312
                                                                     =========  ========  =========

RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                                           1999      1998      1997
                                                                         --------  --------  --------
                              Balance at beginning of year............   $ 33,449  $ 25,521  $ 23,973
                              Additions during period:
                                Depreciation expense for period.......     13,819     7,928     2,774
                                                                         --------  --------  --------
                                                                           47,268    33,449    26,747
                              Deductions during period:
                                Accumulated depreciation of real              337        --     1,226
                              estate sold.............................
                                   Asset retirements..................         --        --        --
                                                                         --------  --------  --------
                              Balance at end of year..................   $ 46,931  $ 33,449  $ 25,521
                                                                         ========  ========  ========

TAX BASIS:

    The income tax basis of real estate, net of accumulated tax depreciation, is approximately $622,648 at December 31, 1999.

DEPRECIABLE LIFE:

    Depreciation is provided by the straight-line method over the estimated useful lives which are as follows:

                                   Buildings and capital improvements:........ 40 years
                                   Tenant improvements:
                                     Term of the lease not to exceed ......... 10 years


Bowne Conversion                       F-21

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
                                      and Restated Agreement and Certificate of Limited
                                      Partnership and Security Agreement for Patapsco
                                      Center-- Linthicum Heights, Maryland (incorporated
                                      herein by reference from Exhibit 10.8 to Amendment No. 2
                                      to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                                      No. 33-74292)
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
                                      1996 between AIP Properties #3, L.P. and Life Investors

                                      Insurance Company of America (all Texas properties except
                                      Woodlake) (incorporated herein by reference from Exhibit
                                      99.7 to Form 8-K of the Trust dated November 20, 1996)
             10.32              --    Note dated November 15, 1996 in the original principal
                                      amount of $1,162,500 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Meridian Street Warehouse) (incorporated herein by
                                      reference from Exhibit 99.8 to Form 8-K of the Trust
                                      dated November 20, 1996)
             10.33              --    Note dated November 15, 1996 in the original principal
                                      amount of $2,775,000 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Beltline Business Center) (incorporated herein by
                                      reference from Exhibit 99.9 to Form 8-K of the Trust
                                      dated November 20, 1996)
             10.34              --    Note dated November 15, 1996 in the original principal
                                      amount of $3,375,000 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Plaza South) (incorporated herein by reference from
                                      Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                                      1996)
             10.35              --    Note dated November 15, 1996 in the original principal
                                      amount of $2,100,000 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Commerce North Park) (incorporated herein by reference
                                      from Exhibit 99.11 to Form 8-K of the Trust dated
                                      November 20, 1996)
             10.36              --    Note dated November 15, 1996 in the original principal
                                      amount of $2,850,000 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Gateway 5 & 6) (incorporated herein by reference from
                                      Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                                      1996)
             10.37              --    Note dated November 15, 1996 in the original principal
                                      amount of $5,175,000 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Northgate II) (incorporated herein by reference from
                                      Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                                      1996)
             10.38              --    Note dated November 15, 1996 in the original principal
                                      amount of $1,327,500 with AIP Properties #3, L.P. as
                                      Maker and Life Investors Insurance Company as Payee
                                      (Westchase Park) (incorporated herein by reference from
                                      Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                                      1996)
             10.39              --    Bonus and Severance Agreement dated March 13, 1996, by
                                      and between the Trust and Charles W. Wolcott
                                      (incorporated herein by reference from Exhibit 10.12 to
                                      Form 10-K of the Trust for the year ended December 31,
                                      1996)
             10.40              --    Bonus and Severance Agreement dated March 13, 1996, by
                                      and between the Trust and Marc A. Simpson (incorporated
                                      herein by reference from Exhibit 10.13 to Form 10-K of
                                      the Trust for the year ended December 31, 1996)
             10.41              --    Bonus and Severance Agreement dated March 13, 1996, by
                                      and between the Trust and David B. Warner (incorporated
                                      herein by reference from Exhibit 10.14 to Form 10-K of
                                      the Trust for the year ended December 31, 1996)
             10.42              --    Amendment No. 1 to Share Purchase Agreement dated as of
                                      December 13, 1996 by and between the Trust and Realco
                                      (incorporated herein by reference from Exhibit 10.2 to
                                      Form 8-K of the Trust dated March 4, 1997)
             10.44              --    Common Share Purchase Agreement dated as of January 29,
                                      1998, by and between the Trust and Praedium II Industrial
                                      Associates LLC ("Praedium") (incorporated herein by
                                      reference from Exhibit 10.1 to Form 8-K of the Trust
                                      dated January 29, 1998)
             10.45              --    Registration Rights Agreement dated as of January 29,
                                      1998, by and between the Trust and Praedium (incorporated
                                      herein by reference from Exhibit 10.2 to Form 8-K of the
                                      Trust dated January 29, 1998)

             10.46              --    Agreement dated as of January 29, 1998, by and among the
                                      Trust, Realco, ABKB (as Agent for and for the benefit of
                                      particular clients), MSRE and MSAM (incorporated herein
                                      by reference from Exhibit 10.3 to Form 8-K of the Trust
                                      dated January 29, 1998)
             10.47              --    Contribution and Exchange Agreement dated as of September
                                      25, 1997 among Shidler West Investment Corporation,
                                      AIP-SWAG Operating Partnership, L.P. and the Trust
                                      (incorporated herein by reference from Exhibit 99.1 to
                                      Form 8-K of the Trust dated October 3, 1997)
             10.48              --    Assignment and Assumption of Purchase Agreements dated as
                                      of October 3, 1997 between Shidler West Investment
                                      Corporation and AIP-SWAG Operating Partnership, L.P.
                                      (incorporated herein by reference from Exhibit 99.2 to
                                      Form 8-K of the Trust dated October 3, 1997)
             10.49              --    Amended and Restated Agreement of Limited Partnership of
                                      AIP-SWAG Operating Partnership, L.P. dated as of October
                                      3, 1997 (incorporated herein by reference from Exhibit
                                      99.3 to Form 8-K of the Trust dated October 3, 1997)
             10.50              --    Warrant Agreement dated as of October 3, 1997 between the
                                      Trust and Shidler West Acquisition Company, LLC
                                      (incorporated herein by reference from Exhibit 99.4 to
                                      Form 8-K of the Trust dated October 3, 1997)
             10.51              --    Warrant Agreement dated as of October 3, 1997 between the
                                      Trust and AG Industrial Investors, L.P. (incorporated
                                      herein by reference from Exhibit 99.5 to Form 8-K of the
                                      Trust dated October 3, 1997)
             10.52              --    Registration Rights Agreement dated as of October 3, 1997
                                      between the Trust and Shidler West Acquisition Company,
                                      LLC (incorporated herein by reference from Exhibit 99.6
                                      to Form 8-K of the Trust dated October 3, 1997)
             10.53              --    Registration Rights Agreement dated as of October 3, 1997
                                      between the Trust and AG Industrial Investors, L.P.
                                      (incorporated herein by reference from Exhibit 99.7 to
                                      Form 8-K of the Trust dated October 3, 1997)
             10.54              --    Credit Agreement dated as of October 3, 1997 between the
                                      Trust and AIP-SWAG Operating Partnership, L.P., as
                                      Borrower, and Prudential Securities Credit Corporation,
                                      as Lender (incorporated herein by reference from Exhibit
                                      99.9 to Form 8-K of the Trust dated October 3, 1997)
             10.55              --    Credit Agreement dated as of October 3, 1997 between the
                                      Trust and AIP-SWAG Operating Partnership, L.P., as
                                      Borrower, and Prudential Securities Credit Corporation,
                                      as Lender (incorporated herein by reference from Exhibit
                                      99.8 to Form 8-K of the Trust dated October 3, 1997)
             10.56              --    Common Share Purchase dated as of January 29, 1998, by
                                      and between the Trust and Praedium (incorporated herein
                                      by reference from Exhibit 10.1 to Form 8-K of the Trust
                                      dated January 29, 1998)
             10.57              --    Registration Rights Agreement dated as of January 29,
                                      1998, by and between the Trust and Praedium (incorporated
                                      herein by reference from Exhibit 10.2 to Form 8-K of the
                                      Trust dated January 29, 1998)
             10.58              --    Agreement dated as of January 29, 1998, by and among the
                                      Trust, Realco, ABKB (as Agent for and for the benefit of
                                      particular clients), MSRE and MSAM (incorporated herein
                                      by reference from Exhibit 10.3 to Form 8-K dated January
                                      29, 1998)
             10.59              --    Contract of Sale by and between Nationwide Life Insurance
                                      Company and ALCU Investments, Inc. (incorporated herein
                                      by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                                      dated February 11, 1998)
             10.60              --    Assignment of Contract of Sale dated as of February 11,
                                      1998, by and among ALCU Investments, Ltd., AIP Operating,
                                      L.P. and the Trust (incorporated herein by reference from
                                      Exhibit 10.2 to Form 8-K/A of the Trust dated February
                                      11, 1998)
             10.61              --    Contribution and Exchange Agreement dated as of January
                                      29, 1998, by and among ALCU Investments, Ltd., AIP
                                      Operating, L.P., and the Trust (incorporated herein by
                                      reference from Exhibit 10.3 to Form 8-K/A of the Trust
                                      dated February 11, 1998)

             10.62              --    Amended and Restated Agreement of Limited Partnership of
                                      AIP Operating, L.P. dated as of February 11, 1998, by and
                                      among the Trust, General Electric Capital Corporation,
                                      and ALCU Investments, Ltd. (incorporated herein by
                                      reference from Exhibit 10.4 to Form 8-K/A of the Trust
                                      dated February 11, 1998)
             10.63              --    Promissory Note by and among the Trust, AIP Operating,
                                      L.P., and Prudential Securities Credit Corporation
                                      (incorporated herein by reference from Exhibit 10.5 to
                                      Form 8-K/A of the Trust dated February 11, 1998)
             10.64              --    First Amendment to Credit Agreement dated as of February
                                      11, 1998, by and among the Trust, AIP Operating, L.P.,
                                      and Prudential Securities Credit Corporation
                                      (incorporated herein by reference from Exhibit 10.6 to
                                      Form 8-K/A of the Trust dated February 11, 1998)
             10.65              --    Industrial Property Portfolio Agreement of Purchase and
                                      Sale by and between Spieker Northwest, Inc. and the Trust
                                      (incorporated herein by reference from Exhibit 10.65 to
                                      Form 10-K of the Trust filed with the Commission on March
                                      30, 1999)
             10.66              --    Purchase and Sale Agreement by and between North Austin
                                      Office, Ltd. and the Trust (incorporated herein by
                                      reference from Exhibit 10.66 to Form 10-K of the Trust
                                      filed with the Commission on March 30, 1999)
             10.67              --    Purchase and Sale Agreement and Joint Escrow Instructions
                                      by and between CM Property Management, Inc. and the Trust
                                      dated July 15, 1997 (incorporated herein by reference
                                      from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                                      23, 1998)
             10.68              --    Purchase and Sale Agreement and Escrow Instructions by
                                      and between Corporex Properties of Tampa, Inc.,
                                      CFX-Westshore Corporation, and the Trust (incorporated
                                      herein by reference from Exhibit 10.2 to From 8-K/A of
                                      the Trust dated March 23, 1998)
             10.69              --    Amendment to Purchase and Sale Agreement and Escrow
                                      Instructions by and between Corporex Properties of Tampa,
                                      Inc., CPX-Westshore Corporation, and the Trust
                                      (incorporated herein by reference from Exhibit 10.3 to
                                      Form 8-K/A of the Trust dated March 23, 1998)
             10.70              --    Purchase and Sale Agreement between the Equitable Life
                                      Assurance Society of the United States and the Trust
                                      (incorporated herein by reference from Exhibit 10.4 to
                                      Form 8-K/A of the Trust dated March 23, 1998)
             10.71              --    Purchase and Sale Agreement between Nanook Partners, L.P.
                                      and the Trust (incorporated herein by reference from
                                      Exhibit 10.5 to Form 8-K/A of the Trust dated March 23, 1998)
             10.72              --    Severance and Change in Control Agreement dated as of
                                      April 29, 1998, by and between Charles W. Wolcott and the
                                      Trust (incorporated herein by reference from Exhibit 10.1
                                      to Form 8-K of the Trust dated April 29, 1998)
             10.73              --    Severance and Change in Control Agreement dated as of
                                      April 29, 1998, by and between Marc A. Simpson and the
                                      Trust (incorporated herein by reference from Exhibit 10.2
                                      to Form 8-K of the Trust dated April 29, 1998)
             10.74              --    Severance and Change in Control Agreement dated as of
                                      April 29, 1998, by and between David B. Warner and the
                                      Trust (incorporated herein by reference from Exhibit 10.3
                                      to Form 8-K of the Trust dated April 29, 1998)
             10.75              --    Severance and Change in Control Agreement dated as of
                                      April 29, 1998, by and between Lewis D. Friedland and the
                                      Trust (incorporated herein be reference from Exhibit 10.4
                                      to Form 8-K of the Trust dated April 29, 1998)
             10.76              --    Amendments to the Trust's Employee and Trust Manager
                                      Incentive Share Plan (incorporated herein by reference
                                      from Exhibit 10.5 to Form 8-K of the Trust dated April
                                      29, 1998)
             10.77              --    Share Purchase Agreement by and between the Trust and DDR
                                      dated July 30, 1998 (incorporated herein by reference
                                      from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                                      1998)

             10.78              --    Demand Promissory Note dated July 30, 1998 (incorporated
                                      herein by reference from Exhibit 10.2 to Form 8-K of the
                                      Trust dated July 30, 1998)
             10.79              --    Second Amended and Restated Registration Rights Agreement
                                      by and among the Trust, MSRE and MSAM dated July 30, 1998
                                      (incorporated herein by reference from Exhibit 10.3 to
                                      Form 8-K of the Trust dated July 30, 1998)
             10.80              --    Second Amended and Restated Registration Rights Agreement
                                      by and between the Trust and Realco July 30, 1998
                                      (incorporated herein by reference from Exhibit 10.4 to
                                      Form 8-K of the Trust dated July 30, 1998)
             10.81              --    Registration Rights Agreement by and between the Trust
                                      and DDR dated July 30, 1998 (incorporated herein by
                                      reference from Exhibit 10.5 to Form 8-K of the Trust
                                      dated July 30, 1998)
             10.82              --    First Amended and Restated Registration Rights Agreement
                                      by and between the Trust and Praedium dated July 30, 1998
                                      (incorporated herein by reference from Exhibit 10.6 to
                                      Form 8-K of the Trust dated July 30, 1998)
             10.83              --    Second Amended and Restated Registration Rights Agreement
                                      by and between the Trust, ABKB and LaSalle dated July 30,
                                      1998 (incorporated herein by reference from Exhibit 10.7
                                      to Form 8-K of the Trust dated July 30, 1998)
             10.84              --    Letter Agreement by and between MSRE/MSAM and DDR        dated
                                      July 30, 1998 (incorporated herein by reference from
                                      Exhibit 10.8 to Form 8-K of the Trust dated July 30, 1998)
             10.85              --    Letter Agreement by and between ABKB, LaSalle and DDR
                                      dated July 30, 1998 (incorporated herein by reference
                                      from Exhibit 10.9 to Form 8-K of the Trust dated July 30, 1998)
             10.86              --    Letter Agreement by and between Praedium and DDR dated
                                      July 30, 1998 (incorporated herein by reference from
                                      Exhibit 10.10 to Form 8-K of the Trust dated July 30, 1998)
             10.87              --    Letter Agreement by and between Realco and DDR dated July
                                      30, 1998 (incorporated herein by reference from Exhibit
                                      10.11 to Form 8-K of the Trust dated July 30, 1998)
             10.88              --    Amendment No. One, dated as of September 14, 1998, to the
                                      Share Purchase Agreement, dated as of July 30, 1998,
                                      between the Trust and DDR (incorporated herein by
                                      reference from Exhibit 10.1 to Form 8-K of the Trust
                                      dated September 16, 1998)
             10.89              --    Purchase and Sale Agreement, dated as of April 3, 1998,
                                      by and between the Norfolk Commerce Center Limited
                                      Partnership and DDR (incorporated herein by reference
                                      from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                                      1998 and filed October 23, 1998)
             10.90              --    Amendment to Purchase and Sale Agreement dated June 19,
                                      1998, by and between the Norfolk Commerce Center Limited
                                      Partnership and DDR (incorporated herein by reference
                                      from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                                      1998 and filed October 23, 1998)
             10.91              --    Purchase and Sale Agreement, dated as of May 10, 1998, by
                                      and between A&A Greenbrier, Inc., A&A Northpointe B,
                                      Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                                      Inc. and DDR Flex (incorporated herein by reference from
                                      Exhibit 10.1 to Form 8-K of the Trust dated October 14, 1998)
             10.92              --    Purchase and Sale Agreement, dated as of May 10, 1998, by
                                      and between Battlefield/Virginia, Inc. and DDR Flex
                                      (incorporated herein by reference from Exhibit 10.2 to
                                      Form 8-K of the Trust dated October 14, 1998)
             10.93              --    Amendment to Purchase and Sale Agreement dated July 8,
                                      1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                                      B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                                      Inc. and DDR Flex (incorporated herein by reference from
                                      Exhibit 10.3 to Form 8-K of the Trust dated October 14, 1998)
             10.94              --    Amendment to Purchase and Sale Agreement dated July 8,
                                      1998, by and between Battlefield/Virginia, Inc., and DDR
                                      Flex (incorporated herein by reference from Exhibit 10.4
                                      to Form 8-K of the Trust dated October 14, 1998)

             10.95              --    Second Amendment to Purchase and Sale Agreement dated
                                      September 30, 1998 by and between A&A Greenbrier, Inc.,
                                      A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                                      Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                                      by reference from Exhibit 10.5 to Form 8-K of the Trust
                                      dated October 14, 1998)
             10.96              --    Second Amendment to Purchase and Sale Agreement dated
                                      September 30, 1998, by and between Battlefield/Virginia,
                                      Inc. and DDR Flex (incorporated herein by reference from
                                      Exhibit 10.6 to Form 8-K of the Trust dated October 14, 1998)
             10.97              --    Special Warranty Deed, dated as of October 14, 1998, by
                                      and between A&A Greenbrier, Inc. and the Trust
                                      (incorporated herein by reference from Exhibit 10.7 to
                                      Form 8-K of the Trust dated October 14, 1998)
             10.98              --    Special Warranty Deed, dated as of October 14, 1998, by
                                      and between A&A Northpointe B, Inc. and the Trust
                                      (incorporated herein by reference from Exhibit 10.8 to
                                      Form 8-K of the Trust dated October 14, 1998)
             10.99              --    Special Warranty Deed, dated as of October 14, 1998, by
                                      and between A&A Northpointe C, Inc. and the Trust
                                      (incorporated herein by reference from Exhibit 10.9 to
                                      Form 8-K of the Trust dated October 14, 1998)
            10.100              --    Special Warranty Deed, dated as of October 14, 1998, by
                                      and between A&A Greenbrier Tech, Inc. and the Trust
                                      (incorporated herein by reference from Exhibit 10.10 to
                                      Form 8-K of the Trust dated October 14, 1998)
            10.101              --    Agreement of Purchase and Sale, dated as of November 12,
                                      1998, by and between Lincoln-Whitehall Realty, L.L.C.,
                                      Lincoln-Whitehall Pacific, L.L.C., WHLNF Real Estate
                                      Limited Partnership, WHSUM Real Estate Limited
                                      Partnership (collectively, "Whitehall") (incorporated
                                      herein by reference from Exhibit 10.1 to Form 8-K/A of
                                      the Trust filed with the Commission on March 31, 1999)
            10.102              --    Amendment to Agreement of Purchase and Sale, dated
                                      November 23, 1998, by and among Whitehall and the Trust
                                      (incorporated herein by reference from Exhibit 10.2 to
                                      Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)
            10.103              --    Second Amendment to Agreement of Purchase and Sale, dated
                                      December 11, 1998, by and among Whitehall and the Trust
                                      (incorporated herein by reference from Exhibit 10.3 to
                                      Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)
            10.104              --    Amended and Restated Second Amendment to Agreement of
                                      Purchase and Sale dated December 11, 1998, by and among
                                      Whitehall and the Trust (incorporated herein by reference
                                      from Exhibit 10.4 to Form 8-K/A of the Trust filed with
                                      the Commission on March 31, 1999)
            10.105              --    Third Amendment to Agreement of Purchase and Sale, dated
                                      as of December 22, 1998, by and among Whitehall and the
                                      Trust (incorporated herein by reference from Exhibit 10.5
                                      to Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)
            10.106              --    Fourth Amendment to Agreement of Purchase and Sale, dated
                                      as of January 7, 1999, by and among Whitehall and the
                                      Trust (incorporated herein by reference from Exhibit 10.6
                                      to Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)
            10.107              --    Fifth Amendment to Agreement of Purchase and Sale, dated
                                      as of January 11, 1999, by and among Whitehall and the
                                      Trust (incorporated herein by reference from Exhibit 10.7
                                      to Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)
            10.108              --    Sixth Amendment to Agreement of Purchase and Sale, dated
                                      as of January 13, 1999, by and among Whitehall and the
                                      Trust (incorporated herein by reference from Exhibit 10.8
                                      to Form 8-K/A of the Trust filed with the Commission on
                                      March 31, 1999)

             *21.1              --    Listing of Subsidiaries
             *23.1              --    Consent of Ernst & Young LLP
             *23.2              --    Consent of Ernst & Young LLP
             *24.1              --    Power of Attorney (Included on signature page hereto)
             *27.1              --    Financial Data Schedule

----------

* Filed herewith