Form 10-K405
period 2000-12-31
AMERICAN INDUSTRIAL PROPERTIES REIT INC
filed 2001-03-30
CIK 778437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                            SECTIONS 13 AND 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (972) 756-6000
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    Common Shares of Beneficial Interest,                 New York Stock Exchange
          par value $0.10 per share

                                      NONE
          Securities registered Pursuant to Section 12(g) of the Act:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $266,635,313 as of March 22, 2001. The aggregate market value has been computed by reference to the closing price at which the stock was sold on the New York Stock Exchange on March 22, 2001.

    21,011,451 Common Shares of Beneficial Interest were outstanding as of March 22, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION ITEM NUMBER AND DESCRIPTION          PAGE
--------------------------------------------------------------          ----
PART I

Item 1.   Business....................................................    3
          The Company.................................................    3
          The Merger..................................................    3
          Business Objectives and Strategy............................    4
          Recent Property, Financing and Equity Developments..........    5
          Revenue and Loss from Operations............................    6
          Competition.................................................    6
          Employees...................................................    7
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Shareholders.............   13

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   16
          Results of Operations.......................................   16
          Liquidity and Capital Resources.............................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   22

PART III

Item 10.  Trust Managers and Executive Officers of the Registrant.....   22
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13.  Certain Relationships and Related Party Transactions........   33

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   33
          Index to Consolidated Financial Statements and Financial
          Statement Schedule..........................................   48

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

     As of December 31, 2000, the Trust directly or indirectly owned a portfolio of 70 real estate properties, aggregating 7.5 million net rentable square feet ("nrsf"). The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties (see "Business Objectives and Strategy" below). Based on nrsf, as of December 31, 2000, approximately 74% of the Trust's portfolio is represented by light industrial properties, 22% of the portfolio is represented by office properties and 4% of the portfolio is represented by retail properties. The light industrial properties are leased for office, office showroom, warehouse, distribution, research and development, and light assembly purposes. The retail properties are leased to retail merchandise establishments, restaurants and a cinema. No single tenant accounted for more than 10% of the Trust's consolidated gross revenue for the year ended December 31, 2000. No individual property accounted for more than 10% of total revenues of the Trust for the year ended December 31, 2000.

     The Trust has qualified as a real estate investment trust ("REIT") for federal income tax purposes since 1985 and intends to maintain its REIT qualification in the future. In order to preserve its REIT status, the Trust must meet certain criteria with respect to assets, income, and shareholder ownership. In addition, the Trust is required to distribute at least 95% of taxable income (as defined in the Internal Revenue Code of 1986, as amended) (the "Code") to its shareholders. Effective January 1, 2001, the distribution requirement was reduced from 95% to 90% of taxable income.

     The Trust's executive offices are located at 6210 North Beltline Road, Suite 170, Irving, Texas 75063. The Trust's main telephone number is (972) 756-6000 and it's web site address is www.aipreit.com.

THE MERGER

     On November 2, 2000, the Trust announced that it had entered into agreements to 1) sell 31 properties to an affiliate of Lend Lease Real Estate Investments, Inc. for gross proceeds of $292.2 million, 2) sell its Manhattan Towers property to a third party for gross proceeds of $55.0 million and 3) merge (the "Merger") DDR Transitory Sub, Inc. ("DDR Sub") (a subsidiary of Developers Diversified Realty Corporation ("DDR")) with and into the Trust. In connection with the Merger, all of the Trust's shareholders, other than DDR, DDR Sub and their respective direct and indirect subsidiaries, will receive in cash an estimated $13.74 per share (subject to adjustment for dividends paid, including the $1.27 per share special dividend paid in January 2001) in exchange for their common shares of beneficial interest in the Trust. Immediately prior to the closing of the Merger, DDR Sub will have 10,000 shares of common stock outstanding, 9,900 of which will be owned by DDR and one of which will be owned by Scott A. Wolstein, the Chairman of the Board of the Trust and the Chairman of the Board and Chief Executive Officer of DDR. As a result of the Merger, the shareholders of DDR Sub will become the sole shareholders of the Trust.

     Certain of the institutional investors, including DDR, have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the Merger and in favor of the sale of our 31 properties to an affiliate of Lend Lease. The investors that signed voting agreements have the right to vote 70.68% of our outstanding shares. Two of our shareholders that signed voting agreements have the right to vote, on behalf of their clients, against the proposals if, in the exercise of their fiduciary duties to their advisory clients, they believe they should vote against the proposals. Those two investors vote 7.17% of the Trust's outstanding shares. It is currently anticipated that the special meeting of shareholders to vote on the Merger and the sale of properties will be held on May 9, 2001.

     At this time, we have no reason to believe that the Merger and the sale of properties will not be approved by the shareholders; however, the information set forth in this Form 10-K under "Business Objectives and Strategy" is presented as if the Trust will continue operations as a public REIT.

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

     In 1999, the Trust initiated a transition to internalized property management, accounting and leasing of its properties, thereby significantly reducing the use of third parties in these areas. To date the Trust has internalized 45% of the property management and 100% of the property accounting of its portfolio on a total revenue basis. The Trust does not expect to convert to internal property management in markets where it does not own a sufficient critical mass to justify internalization of management. When combined with expected savings resulting from changes in its property insurance program, the Trust expects to realize net contribution from these efforts during 2001 in excess of $1.0 million. As the Trust develops direct relationships with our tenant base, management will be better able to anticipate and understand the real estate as well as general business needs of our tenants. Being aware of tenant's increasing or decreasing needs for space greatly improves the Trust's ability to maintain or expand a tenant relationship, resulting in the potential for higher retention rates and build-to-suit opportunities. Having a direct relationship with our tenants is significantly more advantageous to the Trust than having these relationships managed by third-party service providers.

     Growth from Acquisitions. The Trust evaluates potential acquisitions from both a current yield and an internal rate of return perspective. The Trust periodically estimates its cost of capital in an effort to ensure that the internal rate of return on proposed acquisitions exceeds such cost of capital, thereby ensuring that an acquisition will be accretive on an equity basis. The Trust will, on occasion, utilize an operating partnership structure to acquire properties, which offers certain tax advantages to the seller of such properties.

     Financial Strategy. On a long term basis, the Trust seeks to lower its cost of capital through the appropriate use of debt and equity capital. The Trust continues to operate at higher levels of leverage than it would foresee on a longer term basis. The Trust believes that its use of leverage, which is 52.0% on a debt to total market capitalization ratio at December 31, 2000, is appropriate given existing market conditions.

RECENT PROPERTY, FINANCING AND EQUITY DEVELOPMENTS

     For the twelve months ended December 31, 2000, the Trust sold four real estate properties and three tracts of vacant land for approximately $143 million. The Trust did not acquire any properties in 2000. The Trust's sales on a chronological basis are as follows:

     - On January 31, 2000, the Trust sold one light industrial property for total consideration of $4.8 million resulting in a gain on sale of approximately $0.7 million.

     - On February 11, 2000, the Trust sold one office property for total consideration of $6.7 million resulting in a gain on sale of approximately $2.0 million.

     - On March 8, 2000, the Trust sold one light industrial property for total consideration of $3.6 million resulting in a loss on sale of approximately $0.004 million.

     - On March 30, 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $1.1 million and resulted in a gain of $0.07 million.

     - On April 27, 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million and resulted in a gain on sale of approximately $0.03 million.

     - On July 2, 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million and resulted in a gain on sale of approximately $0.07 million.

     - On November 9, 2000, the Trust sold its Manhattan Towers office property. Total proceeds from the sale were approximately $55.3 million and resulted in a gain on sale of approximately $23.9 million.

     The Trust completed the following equity and/or financing transactions during the period January 1, 2000 through March 22, 2001:

     - In January 2000, the Trust redeemed 89,542 AIP SWAG Operating L.P. limited partnership units for approximately $1.1 million.

     - In March 2000, the Trust redeemed 29,166 AIP Operating L.P. limited partnership units for approximately $0.3 million.

     - In April 2000, the Trust entered into an agreement with Prudential Securities Credit Corporation ("PSCC") to extend the maturity of its acquisition line from April 27, 2000 to October 27, 2000. Terms of the line, which had $48.0 million outstanding, were retained, including an interest rate of 1.55% in excess of LIBOR.

     - In July 2000, the Trust redeemed 89,543 AIP SWAG Operating L.P. limited partnership units for approximately $1.1 million.

     - In October 2000, the Trust entered into an agreement with PSCC to extend the maturity of its acquisition line from October 27, 2000 to April 27, 2001. Terms of the line, which currently has $27.7 million outstanding, were retained, including an interest rate of 1.55% in excess of LIBOR. This acquisition line is secured by four properties. The Trust anticipates refinancing three of the properties under the Bank One line of credit and paying the acquisition credit line in full on or prior to its maturity in April 2001.

     - In 2000, 77,473 common shares were issued under the dividend reinvestment plan for proceeds of approximately $0.9 million.

     - In January 2001, the Trust entered in to an agreement with Bank One, Texas, N.A. ("Bank One") to extend the maturity of its secured revolving credit agreement to January 2002. The contemplated size of the line was reduced from $150 million to $50 million and the Merger with DDR was contemplated in the extension. All other terms remained the same.

     - In January 2001, the Trust paid a special distribution of $1.27 per share. This distribution primarily related to the taxable gain incurred by the Trust from the sale of properties in fiscal year 2000.

     A distribution of $0.22 per Share was paid on January 14, 2000, April 14, 2000, July 14, 2000 and October 13, 2000. In addition, the Trust declared a special distribution of $1.27 per share payable on January 17, 2001 to shareholders of record on December 29, 2000.

REVENUE AND LOSS FROM OPERATIONS

     The breakdown of revenue and loss from operations for each of the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands):

                                                          2000(A)   1999(B)   1998(C)
                                                          -------   -------   -------
Property revenues:
  Industrial............................................  $53,760   $52,837   $27,013
  Office................................................   32,125    30,006    17,044
  Retail................................................    3,845     4,039     4,300
                                                          -------   -------   -------
          Total.........................................   89,730    86,882    48,357
Property operating expenses.............................  (27,000)  (26,884)  (16,046)
                                                          -------   -------   -------
Income from property operations.........................   62,730    59,998    32,311
                                                          -------   -------   -------
Administrative expenses.................................   (4,358)   (4,628)   (3,729)
Depreciation and amortization...........................  (13,551)  (14,535)   (8,383)
Interest and other income...............................      684       735       705
Interest expense........................................  (25,506)  (26,562)  (15,139)
Provisions for possible losses on real estate...........       --        --   (10,060)
                                                          -------   -------   -------
Income (loss) from operations...........................  $19,999   $15,008   $(4,295)
                                                          =======   =======   =======

---------------

(a) For the year ended December 31, 2000, the Trust sold four properties and three tracts of vacant land. There were no properties acquired in 2000.

(b) For the year ended December 31, 1999, the Trust acquired 11 properties. The Trust sold three properties and one parcel of vacant land in 1999.

(c) For the year ended December 31, 1998, the Trust acquired 29 properties. There were no properties sold in 1998.

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

EMPLOYEES

     The Trust currently employs 52 people on a full or part-time basis. No employees are presently covered by collective bargaining agreements. Information regarding executive officers of the Trust is set forth in "ITEM 10. Trust Managers and Executive Officers of the Registrant" of Part III of this Form 10-K and is incorporated herein by reference.

ITEM 2. PROPERTIES

     As of December 31, 2000, the Trust owned 70 real estate properties, consisting of 55 light industrial developments, 13 office buildings, and two retail properties. The Trust's light industrial classification includes office showroom, service center and flex properties, low rise offices, and small bay distribution properties. In 2000, the Trust sold two light industrial properties and two office properties.

     The following tables set forth certain information about the light industrial, office, and retail properties owned as of December 31, 2000. Based on annualized rental revenues in place as of December 31, 2000, no single tenant accounted for more than 10% of the Company's total annualized light industrial, office, and retail revenues for 2000. No individual property accounted for more than 10% of total revenues of the Trust for the 12 months ended December 31, 2000.

PROPERTY INFORMATION

                                                                                                            RENTABLE
                                                                    ACQUISITION      YEAR       NUMBER OF     AREA
PROPERTY                                           LOCATION            DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
--------                                     --------------------   -----------   -----------   ---------   ---------
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere...............................  Folsom, CA                1999             1984         1         57,496
2121 Glenville.............................  Richardson, TX            1998             1984         1         20,645
3100 Alfred................................  Santa Clara, CA           1999             1971         1         33,824
Aerotech...................................  Colorado Springs, CO      1998             1985         2         75,892
Alumax.....................................  Cleveland, OH             1998             1982         1         66,200
Avion Business Center......................  Carrollton, TX            1997             1985         3         70,844
Battlefield Business Park..................  Manassas, VA              1998             1989         1        154,226
Black Canyon Tech Center...................  Phoenix, AZ               1998             1983         2        100,000
Bridgeway Tech Center......................  Newark, CA                1999             1996         2        171,721
Cameron Creek Bus Park.....................  Austin, TX                1998             1996         1         50,021
Carpenter Center...........................  Dallas, TX                1997             1983         1         46,473
Carrier Place..............................  Grand Prairie, TX         1997             1984         1         83,415
Central Park Office Tech...................  Richardson, TX            1997             1984         2         73,099
Columbia Corporate Center..................  Aliso Viejo, CA           1998             1988         4        128,110
Commerce Center............................  Houston, TX               1997             1974         9        295,561
Commerce Park North........................  Houston, TX               1985             1984         2         90,684
Corporex Plaza I...........................  Tampa, FL                 1997             1982         3         94,197
DFW North..................................  Grapevine, TX             1997             1985         2         74,580
Gateway 5 & 6..............................  Irving, TX                1985             1985         2         79,429
Greenbrier Circle Corp Center..............  Chesapeake, VA            1998          1981/83         2        226,513
Greenbrier Tech Center.....................  Chesapeake, VA            1998             1981         1         95,258
Hardline Services Bldg.....................  Aurora, OH                1998             1974         1        236,225
Heritage Business I........................  Twinsburg, OH             1998             1990         1         36,160
Humboldt Tech Center.......................  Sunnyvale, CA             1999             1980         1         60,030
Huntington Drive...........................  Monrovia, CA              1985             1985         2         62,218
Interlochen Office Park....................  Broomfield, CO            1999          1985/88         1        121,970
Inverness Business Park....................  Englewood, CO             1997             1980         2         96,386
Junction II Business Park..................  San Jose, CA              1999             1984         2         77,374
Kodak......................................  San Diego, CA             1997             1976         1         58,800
Meridian Street Warehouse..................  Arlington, TX             1995             1981         1         72,072
Metro Business Park........................  Phoenix, AZ               1998             1987         4        109,933
Norfolk Commerce Center....................  Norfolk, VA               1998          1981/87         3        325,923
Northgate II...............................  Dallas, TX                1985             1983         4        237,092
Northgate III..............................  Dallas, TX                1997       1979/80/86         6        262,188
Northpointe B..............................  Sterling, VA              1998          1987/88         1         36,655

                                                                                                            RENTABLE
                                                                    ACQUISITION      YEAR       NUMBER OF     AREA
PROPERTY                                           LOCATION            DATE       CONSTRUCTED   BUILDINGS   (SQ. FT.)
--------                                     --------------------   -----------   -----------   ---------   ---------
Northpointe C..............................  Sterling, VA              1998          1987/88         1         46,100
Northwest Business Pk......................  Menomonee Falls, WI       1985       1983/85/86         3        143,120
Parkway Tech Center........................  Plano, TX                 1997             1984         1         70,146
Plaza Southwest 1-5........................  Houston, TX               1985             1975         5        151,630
President's Plaza..........................  Tampa, FL                 1997             1987         2         42,458
Shady Trail Business Center................  Dallas, TX                1997             1984         4         68,241
Skyway Business Center.....................  Irving, TX                1997             1981         1         66,504
Southeast Commercial Center................  Austin, TX                1998             1984         1         34,514
Steris Building............................  Mentor, OH                1998             1980         1         40,200
Stewart Plaza..............................  Sunnyvale, CA             1999             1970         1         47,054
Summit Park................................  Austin, TX                1998             1985         2         96,950
Tech Center 29 -- Phase I..................  Silver Springs, MD        1998             1970         1        176,824
Tech Center 29 -- Phase II.................  Silver Springs, MD        1998             1991         1         58,280
TechniPark 10 Service Center...............  Houston, TX               1998          1983/84         2         71,647
Valley View Commerce Park..................  Farmers Branch, TX        1997             1986         4        138,374
Valwood II Business Center.................  Carrollton, TX            1997             1984         1         52,813
VSA Bldg...................................  Twinsburg, OH             1998             1989         1         85,800
Washington Bus. Park.......................  Phoenix, AZ               1998             1985         4        137,418
Westchase Park 1-2.........................  Houston, TX               1985             1984         2         47,690
Winter Park Business Center................  Winter Park, FL           1998       1981/83/85         6        120,363
                                                                                                   ---      ---------
Total Light Industrial Properties..........                                                        118      5,577,340
                                                                                                   ---      ---------
OFFICE PROPERTIES
10505 Sorrento Valley......................  San Diego, CA             1997             1982         1         54,095
1881 Pine Street...........................  St Louis, MO              1997             1987         1        108,960
485 Clyde..................................  Mountain View, CA         1999             1970         1         61,600
Academy Point Atrium II....................  Colorado Springs, CO      1998             1984         1         90,766
Apollo Drive Office Building(a)............  Chelmsford, MA            1997             1987         1        291,424
Baytech Park...............................  San Jose, CA              1999             1997         4        188,825
Beltline Business Center...................  Irving, TX                1985             1984         3         59,888
Centre Pointe..............................  Walnut Creek, CA          1999             1982         6        197,459
Gateway West...............................  Phoenix, AZ               1997       1964/69/74         3        150,354
Gibraltar Tech Center......................  Sunnyvale, CA             1999             1980         2         36,228
Northview Business Center..................  Austin, TX                1998             1970         1        254,805
Spring Valley Business Park #6.............  Richardson, TX            1998          1980/98         3         94,304
Tech Center 29 -- Phase III................  Silver Springs, MD        1998             1988         1         55,901
                                                                                                   ---      ---------
Total Office Properties....................                                                         28      1,644,609
                                                                                                   ---      ---------
RETAIL PROPERTIES
Tamarac Square Mall........................  Denver, CO                1985          1976/78         2        196,560
Volusia....................................  Daytona Beach, FL         1997             1984         1         75,386
                                                                                                   ---      ---------
Total Retail Properties....................                                                          3        271,946
                                                                                                   ---      ---------
Total Light Industrial, Office, and Retail
  Properties...............................                                                        149      7,493,895
                                                                                                   ===      =========

---------------

(a)  The Trust owns a 55.84% joint venture interest in the property.

TENANT INFORMATION

                                                                                         AVERAGE BASE
                                                                PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                      LOCATION         LEASED(a)   TENANTS(a)   PER SQ. FT.(a)   BASE RENT(a)
--------                                --------------------   ---------   ----------   --------------   ------------
                                                                                                            (000)
LIGHT INDUSTRIAL PROPERTIES
107 Woodmere..........................  Folsom, CA              100.0%          1           $ 9.72         $   559
2121 Glenville........................  Richardson, TX          100.0%          1            10.00             206
3100 Alfred...........................  Santa Clara, CA         100.0%          1            18.24             617
Aerotech..............................  Colorado Springs, CO    100.0%          4            16.29           1,236
Alumax................................  Cleveland, OH           100.0%          1             4.50             298

                                                                                         AVERAGE BASE
                                                                PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                      LOCATION         LEASED(a)   TENANTS(a)   PER SQ. FT.(a)   BASE RENT(a)
--------                                --------------------   ---------   ----------   --------------   ------------
                                                                                                            (000)
Avion Business Center.................  Carrollton, TX           94.8%          8            10.26             689
Battlefield Business Park.............  Manassas, VA            100.0%          1             7.00           1,080
Black Canyon Tech Center..............  Phoenix, AZ             100.0%          3             9.00             900
Bridgeway Technology Center...........  Newark, CA               99.3%          4            18.92           3,226
Cameron Creek Bus Park................  Austin, TX              100.0%          3             8.57             429
Carpenter Center......................  Dallas, TX              100.0%          7             5.08             236
Carrier Place.........................  Grand Prairie, TX        91.0%         12             6.66             506
Central Park Office Tech..............  Richardson, TX           90.0%          9             9.30             612
Columbia Corporate Center.............  Aliso Viejo, CA          89.2%          8            11.98           1,369
Commerce Center.......................  Houston, TX              89.7%         40             5.18           1,373
Commerce Park North...................  Houston, TX              88.4%          8             6.23             499
Corporex Plaza I......................  Tampa, FL               100.0%         24             7.24             682
DFW North.............................  Grapevine, TX            95.8%          7             5.40             386
Gateway 5 & 6.........................  Irving, TX              100.0%          7             6.68             531
Greenbrier Circle Corp Center.........  Chesapeake, VA           85.2%         16            10.35           1,997
Greenbrier Tech Center................  Chesapeake, VA           72.0%          8             9.12             626
Hardline Services Bldg................  Aurora, OH              100.0%          1             3.15             744
Heritage Business I...................  Twinsburg, OH            82.2%          3             8.74             260
Humboldt Tech Center..................  Sunnyvale, CA           100.0%          1            19.45           1,168
Huntington Drive......................  Monrovia, CA             98.2%          6            16.80           1,026
Interlocken Office Park...............  Broomfield, CO          100.0%          1            12.20           1,488
Inverness Business Park...............  Englewood, CO           100.0%          8             9.42             908
Junction II Business Park.............  San Jose, CA            100.0%          3            21.54           1,667
Kodak.................................  San Diego, CA           100.0%          2            11.24             661
Meridian Street Warehouse.............  Arlington, TX           100.0%          1             2.81             203
Metro Business Park...................  Phoenix, AZ              91.5%         22             9.17             922
Norfolk Commerce Center...............  Norfolk, VA              85.6%         25             9.62           2,684
Northgate II..........................  Dallas, TX               78.3%         11             4.01             744
Northgate III.........................  Dallas, TX               69.7%         18             4.84             884
Northpointe B.........................  Sterling, VA            100.0%          2             8.11             297
Northpointe C.........................  Sterling, VA             81.5%          4             8.89             334
Northwest Business Pk.................  Menomonee Falls, WI      77.0%         15             5.83             642
Parkway Tech Center...................  Plano, TX               100.0%          9             6.25             438
Plaza Southwest 1-5...................  Houston, TX              91.5%         28             4.55             631
President's Plaza.....................  Tampa, FL                97.1%         12             8.66             357
Shady Trail Business Center...........  Dallas, TX               84.3%         17             4.52             260
Skyway Business Center................  Irving, TX              100.0%          6             5.06             337
Southeast Commercial Center...........  Austin, TX              100.0%          3             8.21             283
Steris Building.......................  Mentor, OH                0.0%          0             0.00               0
Stewart Plaza.........................  Sunnyvale, CA           100.0%          3            15.41             725
Summit Park...........................  Austin, TX              100.0%          3            10.13             982
Tech Center 29 -- Phase I.............  Silver Springs, MD      100.0%         15             8.85           1,565
Tech Center 29 -- Phase II............  Silver Springs, MD      100.0%          3            13.36             779
TechniPark 10 Service Center..........  Houston, TX              92.5%          6             6.72             445
Valley View Commerce Park.............  Farmers Branch, TX       96.6%          8             6.82             912
Valwood II Business Center............  Carrollton, TX          100.0%          5             4.38             231
VSA Bldg..............................  Twinsburg, OH           100.0%          1             4.85             416
Washington Bus. Park..................  Phoenix, AZ              55.8%          5             9.47             726
Westchase Park 1-2....................  Houston, TX              66.9%          8             7.76             248
Winter Park Business Center...........  Winter Park, FL          95.3%         31             9.51           1,091
                                                                 -----        ---           ------         -------
Total Light Industrial Properties.....                           90.5%        459             8.54          43,115
                                                                 -----        ---           ------         -------
OFFICE PROPERTIES
10505 Sorrento Valley.................  San Diego, CA           100.0%          2            15.25             825
1881 Pine Street......................  St. Louis, MO           100.0%          3            13.52           1,473
485 Clyde.............................  Mountain View, CA       100.0%          1            11.37             700
Academy Point Atrium II...............  Colorado Springs, CO     97.5%         13            16.98           1,502
Apollo Drive Office Building(b).......  Chelmsford, MA          100.0%          1            12.50           3,643
Baytech Park..........................  San Jose, CA            100.0%          1            19.20           3,625

                                                                                         AVERAGE BASE
                                                                PERCENT      NUMBER      RENTAL RATE      ANNUALIZED
PROPERTY                                      LOCATION         LEASED(a)   TENANTS(a)   PER SQ. FT.(a)   BASE RENT(a)
--------                                --------------------   ---------   ----------   --------------   ------------
                                                                                                            (000)
Beltline Business Center..............  Irving, TX               89.1%         19            11.71             625
Centre Pointe.........................  Walnut Creek, CA         98.2%         15            20.10           3,897
Gateway West..........................  Phoenix, AZ              82.0%          3            17.53           2,161
Gibraltar Tech Center.................  Sunnyvale, CA           100.0%          1            18.27             662
Northview Business Center.............  Austin, TX              100.0%          7            11.95           3,045
Spring Valley Business Park #6........  Dallas, TX              100.0%          1            11.75           1,108
Tech Center 29 -- Phase III...........  Silver Springs, MD      100.0%          8            21.12           1,181
                                                                 -----        ---           ------         -------
Total Office Properties...............                           97.6%         75            15.23          24,447
                                                                 -----        ---           ------         -------
RETAIL PROPERTIES
Tamarac Square Mall(c)................  Denver, CO               76.0%         45            13.16           1,966
Volusia...............................  Daytona Beach, FL        96.8%         19            11.80             861
                                                                 -----        ---           ------         -------
Total Retail Properties...............                           81.8%         64            12.71           2,827
                                                                 -----        ---           ------         -------
Total Light Industrial, Office, and                              91.7%        598           $10.24         $70,389
  Retail..............................
                                                                 =====        ===           ======         =======

---------------

(a)  Based on leases executed on or before December 31, 2000.

(b)  The Trust owns a 55.84% joint venture interest in the property.

(c) The denominator of average base rental rate per square foot calculation for this property includes ground lease income.

INFORMATION BY PROPERTY TYPE

                                         NET RENTABLE
                                          SQUARE FEET          ANNUALIZED BASE RENT(a)
                                      -------------------   ------------------------------
                                       AMOUNT     PERCENT     AMOUNT      PERCENT    PSF
                                      ---------   -------   -----------   -------   ------
Light Industrial....................  5,577,340     74.4%   $43,115,000     59.2%   $ 8.54
Office..............................  1,644,609     22.0%    24,447,000     36.9%    15.23
Retail..............................    271,946      3.6%     2,827,000      3.9%    12.71
                                      ---------    -----    -----------    -----    ------
          Total.....................  7,493,895    100.0%   $70,389,000    100.0%   $10.24
                                      =========    =====    ===========    =====    ======

---------------

(a) Based on leased net rentable square footage as of December 31, 2000. Includes revenues from ground leases.

LEASE EXPIRATION DETAIL(A)

                                                     PERCENTAGE                                ANNUALIZED
                                                      OF TOTAL     ANNUALIZED                  BASE RENT
                               NO. OF                  SQUARE     BASE RENT OF                     OF
                               LEASES     SQUARE        FEET        EXPIRING                    EXPIRING
YEAR                          EXPIRING     FEET      AVAILABLE       LEASES      PERCENTAGE    LEASES-PSF
----                          --------   ---------   ----------   ------------   ----------   ------------
2001........................    127      1,134,292      15.1%     $13,286,332       17.3%        $11.71
2002........................    153      1,419,763      18.9%      13,930,973       18.1%          9.81
2003........................    137      1,415,220      18.9%      14,884,015       19.3%         10.52
2004........................    100        968,713      12.9%      10,340,776       13.4%         10.67
2005........................     70      1,068,778      14.3%      11,971,614       15.5%         11.20
2006........................     14        253,662       3.4%       2,550,362        3.3%         10.05
2007........................     11        482,934       6.4%       6,538,941        8.5%         13.54
2008........................      1          5,030       0.1%         111,113        0.1%         22.09
2009........................      4          4,763       0.1%          30,295        0.1%          6.36
2010........................     13        120,114       1.6%       3,365,553        4.4%         28.02
                                ---      ---------      ----      -----------      -----         ------
          Total                 630      6,873,269      91.7%     $77,009,974      100.0%        $11.20
                                ===      =========      ====      ===========      =====         ======

---------------

(a)  Includes executed leases not yet occupied as of December 31, 2000.

SUMMARY TENANT INFORMATION

LEASED SPACE                                            NO. OF      SQUARE
(SQUARE FEET)                                          LEASES(a)    FOOTAGE    PERCENTAGE
-------------                                          ---------   ---------   ----------
     0- 5,000........................................     333        928,870      12.4%
 5,001-10,000........................................     129        907,342      12.1%
10,001-20,000........................................      87      1,228,252      16.4%
20,001-50,000........................................      62      1,905,538      25.5%
50,001-+.............................................      19      1,903,267      25.3%
Vacant Space.........................................      --        620,626       8.3%
                                                          ---      ---------     ------
          Total......................................     630      7,493,895     100.0%
                                                          ===      =========     ======

---------------

(a) Amounts correspond to the number of executed leases. Certain tenants may have more than one executed lease.

MORTGAGE INDEBTEDNESS

                                             PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                      BALANCE      DECEMBER 31, 2000     DATE      AT MATURITY
--------                                    ------------   -----------------   --------   -------------
LIGHT INDUSTRIAL PROPERTIES
Battlefield Business Park.................  $  7,908,219      7.70%(d)         Oct-04     $  7,525,563
Commerce Park North.......................     1,946,538      8.61%(d)         Dec-03        1,796,333
Gateway 5 & 6.............................     2,641,730      8.61%(d)         Dec-03        2,437,880
Greenbrier Circle Corp Center.............     6,969,572      8.13%(d)         Jan-02        6,838,342
Greenbrier Tech Center....................     4,113,417      8.05%(d)         Jul-07        3,960,554
Huntington Drive..........................     4,240,672      8.61%(d)         Dec-03        3,913,439
Meridian Street Warehouse.................     1,077,548      8.61%(d)         Dec-03          994,398
Northgate II..............................     4,796,826      8.61%(d)         Dec-03        4,426,677
Plaza Southwest 1-5.......................     3,128,365      8.61%(d)         Dec-03        2,886,963
Tech Center 29 -- Phase I.................     7,405,492      7.33%(d)         Feb-09        6,019,990
Tech Center 29 -- Phase II................     3,766,720      9.05%(d)         Sep-06        3,309,462
Westchase Park 1-2........................     1,230,490      8.61%(d)         Dec-03        1,135,539
Mortgage Loan Secured by:.................     2,625,831      7.38%(d)         Mar-16        2,610,181
  Northpointe B...........................
  Northpointe C...........................
Mortgage Loan Secured by:.................    84,400,647      7.18%(d)         Jul-09       63,387,284
  107 Woodmere............................
  485 Clyde(a)............................
  Baytech Park(a).........................
  Bridgeway Tech Center...................
  Centre Pointe(a)........................
  Interlochen Office Park.................
  Junction II Business Park...............
  Stewart Plaza...........................
Mortgage Loan Secured by:.................    34,176,614      7.38%(d)         Feb-06       30,728,820
  Academy Point Atrium II(a)..............
  Aerotech................................
  Black Canyon Tech Center................
  Northview Business Center(a)............
  Summit Park.............................

                                             PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                      BALANCE      DECEMBER 31, 2000     DATE      AT MATURITY
--------                                    ------------   -----------------   --------   -------------
Mortgage Loan Secured by:.................    29,622,411      7.25%(d)         Jan-08       26,405,903
  Carpenter Center........................
  Carrier Place...........................
  Commerce Center.........................
  DFW North...............................
  Northgate III...........................
  Parkway Tech Center.....................
  Valley View Commerce Park...............
  Valwood II Business Center..............
  Shady Trail Business Center.............
Mortgage Loan Secured by:.................    23,700,919      7.28%(d)         Jun-08       19,567,225
  Corporex Plaza I........................
  President's Plaza.......................
  Central Park Office Tech................
  Skyway Business Center..................
  Spring Valley Business Park #6(a).......
  Avion Business Center...................
  Inverness Business Park.................
Line of Credit Secured by:(f).............            --            --         Jan-02               --
  10505 Sorrento Valley(a)................
  2121 Glenville..........................
  Alumax..................................
  Cameron Creek Bus Park..................
  Columbia Corporate Center...............
  Gibraltar Tech Center(a)................
  Hardline Services Bldg..................
  Heritage Business I.....................
  VSA Bldg................................
  Humboldt Tech Center....................
  Kodak...................................
  Metro Business Park.....................
  Northwest Business Pk...................
  Southeast Commercial Center.............
  Steris Building.........................
  Technipark 10 Service Center............
  Volusia(b)..............................
  Washington Bus. Park....................
Acquisition Line Secured by:
  1881 Pine Street(a).....................     3,641,235      8.33%(e)         Apr-01        3,641,235
  Gateway West(a).........................     5,978,007      8.33%(e)         Apr-01        5,978,007
  Norfolk Commerce Center.................    13,000,000      8.33%(e)         Apr-01       13,000,000
  Winter Park Business Center.............     5,100,000      8.33%(e)         Apr-01        5,100,000
                                            ------------                                  ------------
          Total Light Industrial
            Properties....................   251,471,253                                   215,663,795
                                            ------------                                  ------------
OFFICE PROPERTIES
Apollo Drive Office Building(b)...........    14,484,138      9.13%(d)         Aug-01       14,340,606
Beltline Business Center..................     2,572,211      8.61%(d)         Dec-03        2,373,725
Tech Center 29 -- Phase III...............     4,321,956      8.58%(d)         May-02        4,227,429
                                            ------------                                  ------------
          Total Office Properties.........    21,378,305                                    20,941,760
                                            ------------                                  ------------

                                             PRINCIPAL     INTEREST RATE AT    MATURITY   PRINCIPAL DUE
PROPERTY                                      BALANCE      DECEMBER 31, 2000     DATE      AT MATURITY
--------                                    ------------   -----------------   --------   -------------
RETAIL PROPERTIES
Tamarac Square Mall.......................    11,134,535      8.40%(d)         Dec-01       10,907,186
                                            ------------                                  ------------
          Total Retail Properties.........    11,134,535                                    10,907,186
                                            ------------                                  ------------
          Total Light Industrial, Office
            and Retail Properties.........   283,984,093                                   247,512,741
Debt Premiums(c)..........................       940,025                                            --
                                            ------------                                  ------------
          Total mortgage notes payable....  $284,924,118                                  $247,512,741
                                            ============                                  ============

---------------

(a)  Office property.

(b)  The Trust owns a 55.84% joint venture interest in this property.

(c) Represents the unamortized difference between mortgage debt assumed and fair value of such debt. (See Note 2 to Consolidated Financial Statements.)

(d)  Interest rate is fixed.

(e)  Interest rate is variable based on 30 day LIBOR rate plus 1.55%.

(f)  At December 31, 2000 the Trust had no borrowings under this line of credit.

ITEM 3. LEGAL PROCEEDINGS

     On November 3, 2000, a purported shareholder class action and derivative action lawsuit was filed in Dallas County Court at Law No. 1. On November 21, 2000, two additional purported shareholder class action and derivative action lawsuits were filed in the 68th and 134th Judicial District Courts in Dallas County, Texas. Subsequently, the plaintiffs dismissed, without prejudice, the lawsuits filed in the 68th and 134th Judicial District Courts in Dallas County. These same plaintiffs re-filed their lawsuits in Dallas County Court at Law Nos. 3 and 5. All three lawsuits have been consolidated in Dallas County Court at Law No. 1. Each lawsuit was filed by a shareholder of the Trust seeking, among other things, to enjoin the consummation of the merger. DDR and our trust managers have been named as defendants in the lawsuits. The Trust was named as a nominal defendant in the County Court at Law No. 1 lawsuit and as a defendant in the latter two lawsuits.

     Each of the three actions is similar. The complaints allege that the defendants have breached fiduciary duties, abused their control of the Trust, and committed waste by agreeing to the terms of the announced merger and that the defendants will be unjustly enriched in connection with the proposed merger. Each plaintiff has also sued for unspecified damages, punitive damages and attorneys' fees. The defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     In anticipation of the second quarter 2001 special meeting of shareholders to vote on the Merger and the sale of 31 properties to an affiliate of Lend Lease, the Trust elected to not hold an annual meeting in 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Trust's shares are listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "IND." The following table sets forth for the periods indicated the high and low closing sales price of the Trust's shares, and the cash distributions declared per share:

QUARTER ENDED                                             HIGH     LOW     DISTRIBUTIONS
-------------                                            ------   ------   -------------
December 31, 2000......................................  $12 3/8  $11 15/16    1.27(a)(b)
September 30, 2000.....................................   14 1/4   13 15/16     .22(b)
June 30, 2000..........................................   13 37/64  13 5/16     .22(b)
March 31, 2000.........................................   11 13/16  11 11/16     .22(b)
December 31, 1999......................................   12 3/8   11 7/8      .22(b)
September 30, 1999.....................................   10 5/16  11 13/16     .22(b)
June 30, 1999..........................................   14 3/4   12 7/16     .22(b)
March 31, 1999.........................................   11 5/8   10 15/16     .20(b)

---------------

(a) Special distribution related to the capital gain on sale of properties in 2000.

(b)  Paid in the month following the end of the quarter.

     As of March 22, 2001, the closing sale price per share on the NYSE was $12.69. On such date, there were 21,011,451 outstanding common shares held by 7,323 shareholders of record.

     A distribution of $0.22 per share was paid on October 13, 2000, July 14, 2000, April 14, 2000 and January 14, 2000. In addition, a special distribution of $1.27 related to the capital gain on sale of properties in 2000 was paid on January 17, 2001 to shareholders of record on December 29, 2000. Distributions totaling $0.88 and $0.84 were paid in 2000 and 1999, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Trust and its subsidiaries for each of the five years in the period ended December 31, 2000. This information should be read in conjunction with the discussion set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Trust and accompanying Notes included elsewhere in this Form 10-K.

                                                 YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------
                                     2000       1999       1998       1997      1996
                                   --------   --------   --------   --------   -------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  Property revenues..............  $ 89,730   $ 86,882   $ 48,357   $ 12,201   $11,320
                                   ========   ========   ========   ========   =======
  Income from property
     operations..................    62,730     59,998     32,311      7,886     7,298
                                   ========   ========   ========   ========   =======
  Net income (loss)(a)...........    46,013     14,606    (10,070)     1,799     1,255
                                   ========   ========   ========   ========   =======
  Per share (Basic and
     Diluted):(b)
  Net income (loss)(a)...........  $   2.19   $   0.71   $  (0.82)  $   0.54   $  0.70
                                   ========   ========   ========   ========   =======
  Distributions declared.........      1.93       0.86       0.78         --      0.20
                                   ========   ========   ========   ========   =======
BALANCE SHEET DATA:(c)
  Total assets...................  $592,038   $620,682   $500,330   $258,395   $78,936
                                   ========   ========   ========   ========   =======
  Total debt.....................   284,924    334,873    266,539    121,426    53,216
                                   ========   ========   ========   ========   =======
  Shareholders' equity...........   265,202    258,488    205,579    121,771    22,683
                                   ========   ========   ========   ========   =======

---------------

(a) Net loss for 1998 includes provision for possible losses on real estate of $10,060. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Trust" for a discussion of extraordinary gains (losses) of $(329), $(513), $(5,803) and $2,643 in 2000, 1999, 1998
     and 1997, respectively.

(b) Diluted earnings per share is the same as basic earnings per share as all outstanding options were anti-dilutive for each period presented and thus not included in the calculation of diluted earnings per share.

(c) The Trust sold $46,701 in assets in 2000 and reduced mortgage notes payable by $49,949 during the year.

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

RESULTS OF OPERATIONS

  Comparison of 2000 to 1999

     During 2000, property revenues increased 3% to $89,730,000 from $86,882,000 in 1999, and income from property operations (which is defined as property revenues, excluding interest income, less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 5% to $62,730,000 in 2000 from $59,998,000 in 1999. On a same property basis, for properties owned as of January 1, 1999, and December 31, 2000, excluding the two retail properties, property revenues increased to $59,807,000 in 2000 from $56,354,000 in 1999, an increase of 6.1%, comprised of a 4.3% increase in revenue related to industrial properties and a 10.8% increase in revenue related to office properties. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 91.7% at December 31, 2000 compared to 93.6% at December 31, 1999.

     Same property operating expenses, for properties owned as of January 1, 1999, and December 31, 2000, excluding the two retail properties, increased by 2.2%, primarily as a result of higher property taxes. Property operating expenses decreased 0.9% for the industrial properties and increased 8.8% for the office properties. On a same property basis, excluding the two retail properties, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to $41,828,000 in 2000 from $38,759,000 in 1999, an increase of 7.9%. This overall increase is a result of the increase in revenue and expenses explained above and is comprised of a 6.5% increase related to industrial properties and an 11.9% increase related to office properties. Due to the small number of properties in the same property comparison, results can be unduly influenced by results from, or non-renewal of, a single large lease.

     Income from operations (which is defined as property revenues, including interest income, less property operating expenses, including depreciation and amortization, interest expense, Trust administration and overhead expenses, and provision for possible losses on real estate) increased to $19,999,000 in 2000 from $15,008,000 in 1999 as a result of the increase in income from property operations explained above, and the decrease in total interest expense of $1,056,000 due to a reduction in mortgage notes payable of $49,949,000 in 2000. In addition, Trust administration and overhead expenses decreased to $4,358,000 in 2000 from $4,628,000 in 1999. This 2000 reduction in Trust administration and overhead costs reflects a $316,000 decrease in costs incurred in evaluating potential acquisitions offset by $46,000 of higher general costs of the Trust in 2000. Depreciation and amortization decreased $984,000 due to the sale of properties in 1999 and 2000 and the Trust not recording depreciation for two months in 2000 related to the 31 assets categorized as held for sale at December 31, 2000.

     The Trust recognized $120,000 and $624,000 as income in equity of a joint venture in 2000 and 1999, respectively, resulting from the venture's sale of a light industrial property. During 2000, the Trust recognized extraordinary losses totaling $329,000 ($0.02 per Share) from the early extinguishment of debt. In 1999, the Trust recognized extraordinary losses totaling $513,000 ($0.03 per Share) from the early extinguishment of debt. During 2000, the Trust sold four properties and three tracts of vacant land resulting in a total gain of

$26,803,000. In 1999, the Trust sold three properties and one tract of vacant land resulting in a total loss of $200,000.

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

  Comparison of 1999 to 1998

     During 1999, the Trust completed acquisitions with an aggregate purchase price of $143 million. As a result of these acquisitions, the weighted average net rentable square footage owned by the Trust increased to 8,286,000 in 1999 from 5,453,000 in 1998, an increase of 52%. Property revenues increased 80% to $86,882,000 in 1999 from $48,357,000 in 1998, and income from property operations (which is defined as property revenues, excluding interest income, less property operating expenses, excluding depreciation and amortization, interest expense, Trust administration and overhead expenses, or provision for possible losses on real estate) increased 86% to $59,998,000 in 1999 from $32,311,000 in 1998. On a same property basis, for properties owned as of January 1, 1998 and December 31, 1999, excluding the two retail properties, property revenues increased to $30,184,000 in 1999 from $29,029,000 in 1998, an increase of 4.0%, comprised of a 4.4% increase in revenue related to industrial properties and a 3.4% increase in revenue related to office properties. These increases in revenue stemmed principally from an increase in rental rates and/or an increase in overall occupancy at a number of the properties. Overall leased occupancy of the Trust's portfolio was 93.6% at December 31, 1999 compared to 91.9% at December 31, 1998.

     Same property operating expenses, for properties owned as of January 1, 1998 and December 31, 1999, excluding the two retail properties, increased by 5.5%, primarily as a result of higher property taxes. Property operating expenses increased 5.0% for the industrial properties and 6.2% for the office properties. On a same property basis, excluding the two retail properties, net operating income (which is defined as property revenue, excluding straight line rents, less property operating expenses and which does not include depreciation and amortization, interest expense, or Trust administration and overhead expenses) increased to $20,397,000 in 1999 from $19,747,000 in 1998, an increase of 3.3%. This overall increase is a result of the increase in revenue and expenses explained above and is comprised of a 4.1% increase related to industrial properties and a 1.9% increase related to office properties. Due to the small number of properties in the same property comparison, results can be unduly influenced by results from, or non-renewal of, a single large lease.

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

     In 1999, the Trust recognized $624,000 as income in equity of a joint venture resulting from the sale of a light industrial property that the Trust was a 50% joint venture partner. The Trust did not sell any properties in 1998. During 1999, the Trust recognized extraordinary losses totaling $513,000 ($0.03 per Share) from the early extinguishment of debt. In 1998, the Trust recognized extraordinary losses totaling $5,803,000 ($0.47 per Share) comprised of loss on extinguishment of debt of $23,000 and costs related to a change in control of $5,780,000. The costs related to the change in control included approximately $2,484,000 for payments made to the Trust's senior officers in December 1998 pursuant to severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the estimated fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers and $36,000 in payroll taxes associated with the payments to the senior officers. During 1999, the Trust sold three properties and one tract of vacant land resulting in a total loss of $200,000.

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

ANALYSIS OF CASH FLOWS

  Comparison of 2000 to 1999

     Cash flow provided by operating activities in 2000 was $30,707,000. This results from the Trust's net income of $46,013,000 offset by net non-cash charges totaling $11,806,000 related to the loss on the extinguishment of debt, net gain on the sale of real estate properties (including $23.9 million related to the sale of Manhattan Towers), minority interests, and depreciation and amortization. Issuance of common stock to trust managers of $99,000, a decrease in restricted cash of $171,000 and a decrease in other assets of $1,099,000 increased cash flow provided by operating activities. In addition, accounts payable, other liabilities and tenant security deposits decreased $4,438,000 and accrued interest decreased $431,000 reducing cash flow provided by operating activities.

     Cash flow provided by investing activities in 2000 was $59,536,000, representing net proceeds from the sale of real estate properties totaling $69,804,000 and contributions to joint venture of $614,000 offset by capitalized expenditures of $10,882,000.

     Cash flow used in financing activities in 2000 was $70,350,000. This amount reflects net principal repayments of mortgage financings and notes payable of $49,426,000, payment of loan costs of $281,000, the redemption of limited partnership units totaling $2,518,000 and distributions to shareholders and limited partnership unit holders of $18,127,000 offset by proceeds from the issuance of common shares for net proceeds of $2,000.

     Cash flow provided by operating activities in 1999 was $33,059,000. This resulted from the Trust's net income of $14,606,000 offset by net non-cash charges totaling $16,103,000 related to the loss on the extinguishment of debt, losses on the sale of real estate properties, minority interests, and depreciation and amortization. Issuance of common shares to trust managers of $129,000, an increase in restricted cash of $294,000 and a decrease in other assets of $5,908,000 further increased cash flow provided by operating activities. In addition, accounts payable, other liabilities and tenant security deposits decreased $4,145,000 and accrued interest increased $752,000 reducing cash flow provided by operating activities.

     Cash flow used in investing activities in 1999 was $141,150,000, representing amounts expended on the acquisition of real estate and related working capital totaling $142,737,000 and capitalized expenditures of $15,769,000 offset by net proceeds from the sale of real estate properties totaling $17,356,000.

     Cash flow provided by financing activities in 1999 was $104,450,000. This amount reflected net proceeds from mortgage financings and notes payable of $68,829,000 and proceeds from the private placements of common shares for net proceeds of $55,458,000 offset by the payment of loan costs of $3,029,000, the redemption of limited partnership units totaling $329,000 and distributions to shareholders and limited partnership unit holders of $16,479,000.

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

     Effective January 1, 2000, NAREIT clarified the calculation of FFO to include all operating results, both recurring and non-recurring, except those results defined as extraordinary items under GAAP and gains and losses from the sales of depreciable operating properties. Although the Trust does not anticipate a significant impact on current FFO calculations as a result of this change, the Trust has deferred costs totaling approximately $4.9 million at December 31, 2000 related to an on-going strategic review of alternatives for the Trust. Under the new FFO guidelines, expenses related to these costs cannot be excluded from the calculation of FFO. Should a strategic transaction not result from this review, the Trust will expense all such deferred costs.

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

     The following table shows the Trust's cash flows from its operating, investing and financing activities prepared in accordance with generally accepted accounting principles:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000       1999        1998
                                                     --------   ---------   ---------
                                                              (IN THOUSANDS)
Net cash provided by operating activities..........  $ 30,707   $  33,059   $   2,961
                                                     ========   =========   =========
Net cash provided by (used in) investing
  activities.......................................  $ 59,536   $(141,150)  $(179,673)
                                                     ========   =========   =========
Net cash provided by (used in) financing
  activities.......................................  $(70,350)  $ 104,450   $ 171,174
                                                     ========   =========   =========

     The following table shows the Trust's calculation of FFO:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
Net Income (loss).............................  $    46,013   $    14,606   $   (10,070)
  Exclude effects of:
     Extraordinary items:
       Loss on extinguishment of debt.........          329           513            23
       Provision for change in control
          costs...............................           --            --         5,780
     Loss (gain) on sales of real estate......      (26,803)          200            --
     Provision for possible losses on real
       estate.................................           --            --        10,060
     Real estate depreciation and
       amortization...........................       12,868        14,083         8,108
     Income in equity of joint venture........         (120)         (624)           --
     Minority interest in operating
       partnership............................           64           169          (188)
                                                -----------   -----------   -----------
Funds from Operations.........................  $    32,351   $    28,947   $    13,713
                                                ===========   ===========   ===========
Weighted average Shares and operating
  partnership units outstanding...............   21,029,888    20,749,030    12,484,472
                                                ===========   ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funds for the Trust's liquidity requirements are funds generated from operation of the Trust's real estate assets, equity offerings, debt financings and/or refinancings, and unrestricted cash reserves. Depending on the market conditions, the Trust may not be able to execute equity offerings or debt refinancings at any given time. In addition, the Trust may from time to time sell properties that do not complement the Trust's property emphasis or geographic target markets. Proceeds from such sales could be used for working capital purposes, debt reduction or reinvested into other properties. As of December 31, 2000, the Trust had $22.4 million in unrestricted cash. A special distribution totaling $26.6 million was paid by the Trust on January 17, 2001.

     In January 1999, the Trust initiated a secured acquisition credit facility with Bank One. The agreement contemplated a $150 million credit line of which Bank One and Wells Fargo Bank have each committed $25 million. The credit line, which is secured by mortgage liens on properties, provides for a graduated variable interest rate (depending on the Trust's overall leverage) of LIBOR plus 1.4% to LIBOR plus 2.0%, has a maximum loan to value ratio of 60%, and matures in January 2002, as extended. As of December 31, 2000, the Trust had no borrowings outstanding under this credit line.

     The Trust has approximately $27.7 million outstanding under a $75 million Prudential Securities Credit Corporation secured acquisition line bearing interest at a variable rate based on the 30 day LIBOR plus 1.55%, currently 8.3288%, and a maturity date of April 27, 2001. The Trust anticipates refinancing three of the properties under the Bank One line of credit and paying the acquisition credit line in full on or prior to its maturity in April 2001.

     Including the secured acquisition credit line, the Trust had $284.9 million in mortgage debt, including $0.9 million in unamortized debt premium, outstanding at December 31, 2000. Approximately $256.3 million was represented by fixed rate debt, with a weighted average interest rate of 7.62%. Variable rate debt of approximately $27.7 million was represented by a weighted average interest rate of 8.11%. These weighted average interest rates represent an average of the applicable stated interest rates and do not include the amortization of deferred loan costs (or debt premiums) which will produce a higher (or lower) weighted average interest rate.

     At December 31, 2000, the Trust's total market capitalization (based upon a December 31, 2000 closing share price of $12.25 per share) was approximately $535.8 million. Based upon this amount, the Trust's debt to total market capitalization at December 31, 2000 was 52.0%.

     The nature of the Trust's operating properties, which generally provide for leases with a term of between three and five years, results in an approximate annual turnover rate of 20% to 25% of the Trust's tenants and related revenue. Such turnover requires capital expenditures related to tenant improvements and leasing commissions, capital repairs and replacements, initial capital expenditures and expansions and renovations related to properties acquired in order to maintain or improve the Trust's occupancy levels. These costs were $10,882,000 for the year ended December 31, 2000, compared to $15,769,000 for the year ended December 31, 1999. These costs have historically been funded out of the Trust's operating cash flow and cash reserves. The Trust has made no commitments for additional capital expenditures beyond those related to normal leasing and releasing activities, related escrows and initial capital expenditures, which are costs necessary to bring acquired properties to intended leasable condition at the time of acquisition.

     A $0.22 per share distribution was paid October 13, 2000, July 14, 2000, April 14, 2000 and January 14, 2000. On December 19, 2000, the Trust declared a special distribution of $1.27 per share, which was paid January 17, 2001 to shareholders of record on December 29, 2000. This distribution was related to the net gain recognized by the Trust on the sale of properties during the fiscal year 2000. At December 31, 2000, the Trust has approximately $34.3 million in net operating loss carryforwards from 1999 and prior years, a portion of which could be utilized to reduce the payout of 90% taxable income, as required by the Internal Revenue Code.

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

     The Trust's primary market risk exposure is to changes in short term LIBOR interest rates. The Trust is exposed to market risk related to its secured acquisition line with PSCC and the Bank One credit line as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The acquisition line and credit line bear interest at variable rates and are subject to fluctuations in the market.

     The Trust also uses long-term and medium-term secured debt as a source of capital. These debt instruments are typically issued at fixed interest rates. When these debt instruments mature, the Trust typically refinances such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

     If the interest rate for variable rate debt was 100 basis points higher or lower during 2000, the Trust's interest expense would have been increased or decreased by approximately $589,000. There are two fixed rate mortgages maturing in 2001 that the Trust anticipates retiring with proceeds from refinancing. There is one fixed rate mortgage with a call date in 2001 that the Trust intends to payoff. There is no other fixed rate debt maturing in 2001.

     During 1999, if interest rates for variable rate debt were 100 basis points higher or lower, interest expense would have increased or decreased by approximately $1,069,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE TRUST

     The following persons are the trust managers and executive officers of the Trust.

NAME                                    AGE       POSITION(S) AND OFFICE(S) HELD
----                                    ---       ------------------------------
Scott A. Wolstein.....................  48    Chairman of the Board of Trust
                                              Managers
Albert T. Adams.......................  50    Trust Manager
William H. Bricker....................  69    Trust Manager
T. Patrick Duncan.....................  52    Trust Manager
Robert H. Gidel.......................  49    Trust Manager
Robert E. Giles.......................  53    Trust Manager
Edward B. Kelley......................  60    Trust Manager
Stanley J. Kraska, Jr. ...............  41    Trust Manager
J. Timothy Morris.....................  34    Trust Manager
James A. Schoff.......................  55    Trust Manager
Charles W. Wolcott....................  48    Trust Manager, President and Chief
                                                Executive Officer
Lewis D. Friedland....................  41    Executive Vice President and Chief
                                                Operating Officer
Marc A. Simpson.......................  46    Senior Vice President and Chief
                                              Financial Officer, Secretary and
                                                Treasurer
David B. Warner.......................  42    Senior Vice President -- Real Estate
                                                Operations

     Scott A. Wolstein was appointed as a trust manager and as Chairman of the Board of Trust Managers on July 30, 1998. Mr. Wolstein became Chairman of DDR in May 1997, and was President of DDR from its organization in May 1992 until May 1999 when David Jacobstein joined DDR. Mr. Wolstein has served as Chief Executive Officer of DDR since its organization in 1992 and February 1993 initial public offering. Mr. Wolstein was a principal and executive officer of DDR's predecessor prior to 1993. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. He is currently a member of the Board of Trustees of NAREIT and the International Council of Shopping Centers, the Zell-Lurie Wharton Real Estate Center and Cleveland Tomorrow and serves as the Chairman of the Cleveland Campaign for the State of Israel Bonds. Mr. Wolstein is also a member of the Urban Land Institute and the Pension Real Estate Association (PREA). He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, the Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland.

     Albert T. Adams was appointed as a trust manager on July 30, 1998. Mr. Adams has been a partner with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, since 1984, and has been affiliated with the firm since 1977. Mr. Adams has been Chairman of the Cleveland office of Baker & Hostetler LLP since 1997. Mr. Adams is a graduate of Harvard College, Harvard Business School and Harvard Law School. He serves as a member of the Board of Trustees of the Greater Cleveland Roundtable and of the Western Reserve

Historical Society. Mr. Adams also serves as a director of DDR, Associated Estates Realty Corporation, Boykin Lodging Company, Captec Net Lease Realty, Inc. and Dairy Mart Convenience Stores, Inc.

     William H. Bricker has served as a trust manager since September 1985. Mr. Bricker was appointed Chairman, President and Chief Executive Officer of The LTV Corporation in November 2000. He is also a director of The LTV Corporation. Since 1987, he has served as President of DS Energy Services Incorporated, a company consulting in the international oil and gas industry. In May 1987, Mr. Bricker retired as the Chairman and Chief Executive Officer of Diamond Shamrock Corporation where he held various management positions from 1969 through May 1987. He received his Bachelor of Science and Master of Science degrees from Michigan State University.

     T. Patrick Duncan has served as a trust manager since December 1996. Mr. Duncan joined USAA Realco in November 1986 as Chief Financial Officer. With over 24 years of experience, Mr. Duncan serves as Senior Vice President of Real Estate Operations with responsibilities which include the direction of all acquisitions, sales, management and leasing of real estate for USAA-affiliated companies. Mr. Duncan received degrees from the University of Arizona in Accounting and Finance. He is a Certified Public Accountant, Certified Commercial Investment Manager, and holds a Texas Real Estate Broker's License. Mr. Duncan is also a member of the Board of Directors for the Daughters of Charity and a member of the Board of Directors of the North San Antonio Chamber of Commerce.

     Robert H. Gidel has served as a trust manager since July 1998. Robert H. Gidel is the managing partner of Liberty Partners, LP, an investment partnership formed to purchase securities interests in private and public real estate companies. From 1997 through 1998, he was President and Chief Executive Officer of Meridian Point VIII, an industrial REIT based in San Francisco. Prior to Meridian, he was President and Chief Operating Officer of Paragon Group, a multi-family REIT based in Dallas, Texas from 1995 through 1997. During 1993 through 1995, he was President and Chief Executive Officer of Brazos Partners based in Dallas, Texas. Prior to this, Mr. Gidel was a Managing Director and member of the Board of Directors of Alex. Brown Kleinwort Benson Realty Advisors, a real estate investment management firm formed in 1990 as a result of the merger of Alex. Brown Realty Advisors (commonly known as ABRA) and Financial Investment Advisors. Mr. Gidel had been President of ABRA since 1986. From 1981 through 1985, Mr. Gidel served in a wide range of positions at Heller Financial and its subsidiary, Abacus Real Estate Finance. He is a graduate of the University of Florida's Warrington College of Business with a major in real estate. Mr. Gidel is currently the chairman of the Real Estate Advisory Board at the Warrington College of Business and a Hoyt Fellow at the Homer Hoyt Institute.

     Robert E. Giles has served as a trust manager since March 1996. Mr. Giles is currently President and Chief Operating Officer of Crown Castle UK Ltd., a communication sites and wireless network services company. He has held that position since November 7, 1999. From 1995 to November 1999, Mr. Giles was the owner and President of Robert E. Giles Interests, Inc., a real estate consulting and development firm and President of Title Network, Ltd., a national title insurance agency. Mr. Giles was a Vice President with the J.E. Robert Companies, Inc. from 1994 to 1995. From 1990 to 1994, Mr. Giles was President and a Director of National Loan Bank, a publicly-held company created through the merger of Chemical Bank and Texas Commerce Bank. Mr. Giles received his Bachelor of Arts degree from University of Texas -- Austin in 1970 and received a Master of Arts degree from University of Texas -- Arlington in 1973.

     Edward B. Kelley has served as a trust manager since December 1996. Mr. Kelley is President of USAA Realco and of La Cantera Development Company. He joined Realco in April 1989 as Executive Vice President and Chief Operating Officer before assuming his new title in August 1989. Mr. Kelley received his Bachelor of Business Administration degree from St. Mary's University in 1964 and a Masters in Business Administration from Southern Methodist University in 1967, and is a Member of the Appraisal Institute. Mr. Kelley is a member of the Board of Directors of USAA Equity Advisors, Inc.

     Stanley J. Kraska, Jr. has served as a trust manager since July 1997. Mr. Kraska has been employed by LaSalle Investment Management (Securities) LP or its affiliates since February 1988. He currently serves as Managing Director, with responsibility for private placement investment. Mr. Kraska graduated from

Dartmouth College in 1982 with a Bachelor of Arts degree and received a Master of Business Administration degree from Harvard University in 1986.

     J. Timothy Morris has served as a trust manager since January 15, 1999. Mr. Morris is a Managing Director at Morgan Stanley Dean Witter and head of Morgan Stanley's Real Estate Special Situations Program. Mr. Morris has worked at Morgan Stanley Dean Witter in the investment banking and direct investment areas since 1988. Prior to heading up the Special Situations initiative, Mr. Morris spent five years in Hong Kong running Morgan Stanley Dean Witter's real estate business for Asia. Mr. Morris has served as a board member for several REITs, and is currently serving on the board of one private REIT. He is a graduate of Indiana University and holds a Bachelor of Science degree in Finance.

     James A. Schoff has served as a trust manager since July 1998. Mr. Schoff has been the Vice Chairman of the Board of Directors and Chief Investments Officer of DDR since March 1998. From the organization of DDR until March 1998, Mr. Schoff served as Executive Vice President, Chief Operating Officer and a director of DDR. Prior to the organization of DDR, Mr. Schoff was a principal and executive officer of Developers Diversified Group, DDR's predecessor. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio, where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Executive Committee and the Board of Trustees for the Western Reserve Historical Society and the National Conference for Community and Justice.

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

COMMITTEES OF THE TRUST MANAGERS

     Audit Committee. The Audit Committee met seven times during the 2000 fiscal year. The Audit Committee reviews and approves the scope and results of any outside audit of the Trust, and related fees, and makes recommendations to the trust managers or management concerning auditing and accounting matters and the efficacy of the Trust's internal control systems. The Audit Committee selects the Trust's independent auditors subject to shareholder ratification. During the 2000 fiscal year, Messrs. Bricker, Kelley, Giles and Schoff served on the Audit Committee. In August 2000, Mr. Giles resigned from the Audit Committee. Current members of the Audit Committee are Messrs. Bricker, Kelley and Schoff.

     Compensation Committee. The Compensation Committee met once during the 2000 fiscal year. The Compensation Committee recommends to the Board of Trust Managers guidelines for compensation and benefits of the executive officers of the Trust based upon achievement of objectives and other factors. The Compensation Committee is also responsible for acting upon all matters concerning, and exercising such authority as is delegated to it under the provisions of, any benefit, retirement or pension plan. During the 2000 fiscal year, Messrs. Bricker, Duncan, Giles and Gidel served on the Compensation Committee. In August 2000, Mr. Giles resigned from the Compensation Committee. Current members of the Compensation Committee are Messrs. Bricker, Duncan, and Gidel.

     Executive Committee. The Executive Committee was formed in 1998 and granted the power to authorize acquisitions and dispositions not to exceed $50 million and to bind the Trust to capital raising transactions not to exceed $100 million. The Executive Committee did not meet during fiscal year 2000. Current members of the Executive Committee are Messrs. Wolstein, Gidel, Duncan, Morris and Wolcott.

     Special Committee. The Special Committee was formed in 1999 to review strategic alternatives. The Special Committee met 33 times during 2000. During the 2000 fiscal year, Messrs. Bricker, Giles and Morris served on the Special Committee. In August 2000, Mr. Bricker and Mr. Giles resigned from the Special Committee. Mr. Morris is currently the sole remaining member of the Special Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to the Trust with respect to the 2000 fiscal year or written representations from certain reporting persons that no forms were required, no person failed to disclose on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Trust to the executive officers of the Trust for the three years ended December 31, 2000:

SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                ANNUAL COMPENSATION                   SECURITIES
NAME AND                                        -------------------    ALL OTHER      UNDERLYING
PRINCIPAL POSITION                       YEAR    SALARY    BONUS(1)   COMPENSATION    OPTIONS(2)
------------------                       ----   --------   --------   ------------   ------------
Charles W. Wolcott.....................  2000   $260,000   $156,000    $  183,393(3)   250,000
  President and CEO                      1999    252,500    156,000       177,378(4)   250,000
                                         1998    223,750    152,375     1,120,630(5)   250,000
Lewis D. Friedland.....................  2000    215,000    107,500        95,393(3)   135,000
  Executive Vice President and COO       1999    207,500    107,500        93,378(4)   135,000
                                         1998    178,750    122,563       816,680(6)   135,000
Marc A. Simpson........................  2000    160,000     64,000        51,393(3)    70,000
  Senior Vice President and CFO,         1999    155,000     64,000        51,378(4)    70,000
  Secretary and Treasurer                1998    135,000     66,150       542,305(7)    70,000
David B. Warner........................  2000    150,000     60,000        51,393(3)    70,000
  Senior Vice President                  1999    146,250     60,000        51,378(4)    70,000
  Real Estate Operations                 1998    131,250     63,788       525,430(8)    70,000

---------------

(1) Represents bonus payments for current year paid in January of the following year, with the exception of Charles W. Wolcott's 2000 bonus that was paid in December 2000.

(2) Represents aggregate amount from grant of share options.

(3) Includes the Trust's contribution to the Retirement and Profit Sharing Plan for current year made in January of following year, the Employer Match for the Trust's 401(k) plan funded in 2000 and payments made under fully vested dividend equivalent rights granted in April 1998.

(4) Includes the Trust's contribution to the Retirement and Profit Sharing Plan for current year made in January of following year, the Employer Match for the Trust's 401(k) plan funded in 1999 and payments made under fully vested dividend equivalent rights granted in April 1998.

(5) Includes change of control payment ($862,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($116,000), vesting of restricted shares ($135,100) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(6) Includes change of control payment ($693,750), payments made under fully vested dividend equivalent rights granted in April 1998 ($58,000), vesting of restricted shares ($57,900) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(7) Includes change of control payment ($472,500), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

(8) Includes change of control payment ($455,625), payments made under fully vested dividend equivalent rights granted in April 1998 ($29,000), vesting of restricted shares ($33,775) pursuant to change in control and contribution to Retirement and Profit Sharing Plan ($7,030).

SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

     On April 29, 1998, the Trust entered into Severance and Change in Control Agreements with each of Messrs. Wolcott, Friedland, Simpson and Warner, which agreements replaced and superseded then existing Bonus and Severance Agreements with such officers. Among other things, the agreements provide that, upon a Change in Control (as defined), the respective officer will receive an amount equal to 2.50 times such officer's annualized base salary rate plus targeted bonus amount for the fiscal year in which the first event constituting a Change in Control occurs. In addition, each such officer will receive certain employee benefits for, in general, a one-year period commencing on the date of a Change in Control. Each agreement also provides that (1) if any payment made by the Trust to the respective officer would be subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, the Trust will pay to such officer an additional amount to offset the effects of such excise tax, (2) the Trust agrees to pay certain attorneys' and related fees and expenses incurred by the respective officer to enforce his rights under the agreement, and (3) all unvested awards under the Trust's Employee and Trust Manager Incentive Share Plan shall immediately vest upon a Change in Control and the officer shall have the right to exercise any vested awards during the balance of the award's term. Each agreement commenced on April 29, 1998 and continues for a five-year term and shall automatically renew for one-year terms unless earlier terminated in accordance with the agreement.

     Per the Severance and Change in Control Agreements, the term "Change in Control" is defined, among other things, as an acquisition of over 33% of the Trust's voting securities. On December 10, 1998, a Change in Control occurred upon the filing by DDR of Amendment No. 3 to Schedule 13D. Accordingly, payments totaling $2,484,375 to Messrs. Wolcott, Friedland, Simpson and Warner were made in December 1999. In addition, outstanding options to purchase common shares held by these employees became immediately exercisable and the restrictions on any restricted shares held by these employees were lifted. Upon consummation of the pending merger, Messrs. Wolcott, Friedland, Simpson and Warner will receive severance payments equal to 2.5 times their annualized base salary and bonus amounts for fiscal year 2000.

OPTION GRANTS

     There were no share option grants made in the 2000 fiscal year to the Trust's executive officers.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the value of the unexercised options as of December 31, 2000 held by the Trust's executive officers. No options were exercised in the 2000 fiscal year by any of the executive officers.

           AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND FISCAL 2000
                             YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                            OPTIONS AT 12/31/00           OPTIONS AT 12/31/00
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Charles. W. Wolcott...................    250,000           0             (a)            (a)
Lewis D. Friedland....................    135,000           0             (a)            (a)
Marc A. Simpson.......................     70,000           0             (a)            (a)
David B. Warner.......................     70,000           0             (a)            (a)

---------------

(a) The Trust's share price at December 31, 2000 was $12.25 which is less than the option exercise prices of either $13.625 or $15.00 per share. Therefore, the value of unexercised in-the-money options at December 31, 2000 is zero. In connection with the pending merger of the Trust, and in accordance with the Employee and Trust Manager Incentive Share Plan, the executive officers will receive compensation equal to the amount of dividends paid by the Trust since the date of grant for each option exercised or cancelled under the merger.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Messrs. Bricker, Duncan, and Gidel. No executive officer of the Trust served as a member of the Compensation Committee or as a director of any other entity, one of whose executive officers served on the Compensation Committee or as a Trust Manager of the Company.

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

     Compensation for our executive officers is administered under the direction of the compensation committee with all recommendations of the compensation committee being subject to approval by the board of trust managers. The following is the compensation committee's report on 2000 compensation practices for the executive officers of the Trust. The report and the performance graph that appears immediately after such report shall not be deemed to be soliciting material or to be filed with the SEC, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any document so filed.

     Base Salary. The compensation committee recommends base salaries for executive officers by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other real estate investment trusts, to historical levels of salary paid by the trust, and to recommendations of independent compensation consultants. Salary adjustments are based on a periodic evaluation of the performance of the trust and of each executive officer, and also take into account new responsibilities as well as changes in the competitive marketplace. A compensation consultant advised the compensation committee in 1999 that our base compensation levels for that fiscal year were below the REIT industry as a whole, which was consistent with our desire to focus on the incentive portion of compensation. Due to the review of strategic alternatives during 2000, no adjustments to the executive officers' base salaries were made in fiscal year 2000. Mr. Wolcott, who has served as president and chief executive officer since the commencement of his employment in May 1993, received a base salary of $260,000 for the 2000 fiscal year. Mr. Friedland, who currently serves as executive vice president and chief operating officer, received a base salary of $215,000 for the 2000 fiscal year. Mr. Simpson, who currently serves as senior vice president, chief financial officer, secretary and treasurer, received a base salary of $160,000 for the 2000 fiscal year. Mr. Warner, who currently serves as senior vice president-real estate operations, received a base salary of $150,000 for the 2000 fiscal year.

     Performance-Based Bonus Plan. Each year, in order to encourage the accomplishment of our short-term goals, the compensation committee reviews and recommends a performance-based bonus plan for executive officers. With the Trust evaluating strategic alternatives, the compensation committee elected to base their decision regarding performance-based compensation for the 2000 fiscal year on management's input to, and compliance with, the review of strategic alternatives. During the 2000 fiscal year, executive officers were eligible to receive the following target bonus amounts (on base salary):

Mr. Wolcott.................................................    60%
Mr. Friedland...............................................    50%
Mr. Simpson.................................................    40%
Mr. Warner..................................................    40%

     With respect to the 2000 fiscal year, the compensation committee recommended, and the board of trust managers approved, a $156,000 bonus for Mr. Wolcott, a $107,500 bonus for Mr. Friedland, a $64,000 bonus for Mr. Simpson and a $60,000 bonus for Mr. Warner.

     The Compensation Committee determined that Mr. Wolcott was deserving of a targeted bonus amount due to the following factors: 1) the input from, and the assistance provided by, Mr. Wolcott and the management team in a protracted review of strategic alternatives and 2) the performance of the Trust during a period of transition. The Compensation Committee noted that during 2000, the Trust achieved funds from operations of $1.54 per share, a 10% increase over 1999.

     Other Compensation. Other compensation payable to the executive officers includes contributions to the employee retirement and profit sharing plan and insurance premiums paid under our medical, dental, life and long-term disability plans.

                                          2000 Compensation Committee,

                                          William H. Bricker
                                          T. Patrick Duncan
                                          Robert H. Gidel

                               PERFORMANCE GRAPH

     The rules and regulations of the SEC require the presentation of a line graph comparing, over a period of five years, the cumulative total shareholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us. The chart below compares the performance of our common shares with the performance of the Russell 2000 Index and the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 1995 in our common shares and in each of the foregoing indices and assumes reinvestment of dividends.

                              [PERFORMANCE GRAPH]

                      12-31-95   12-31-96   12-31-97   12-31-98   12-31-99   12-31-00
                      --------   --------   --------   --------   --------   --------
AIP.................   100.00     114.90     139.16     127.37     144.84     151.15
Russell 200 Index...   100.00     116.49     142.55     138.92     168.46     164.13
Equity Reit
  Index(a)..........   100.00     135.27     162.67     134.20     128.00     161.75

---------------

(a) Total Return Index for Equity Real Estate Investment Trusts (per National Association of Real Estate Investment Trusts, Inc.)

TRUST MANAGER COMPENSATION

     In fiscal year 2000, the Trust paid an annual retainer of $25,000 to non-employee trust managers plus $1,000 for each trust manager meeting attended in person, $500 for each trust manager meeting attended via teleconference, $500 for each committee meeting attended in person and $250 for each committee meeting attended via teleconference. Additionally, the trust managers are reimbursed for their expenses incurred in connection with their duties as trust managers. Each non-employee trust manager has the right to receive his annual retainer in cash and/or shares. In addition to the annual retainer, Mr. Bricker earned $22,500, Mr. Giles earned $6,500, Mr. Kelley earned $7,750, Mr. Duncan earned $7,000, Mr. Kraska earned $7,500, Mr. Morris earned $10,250, Mr. Wolstein earned $6,500, Mr. Schoff earned $8,750, Mr. Gidel earned $6,500 and Mr. Adams earned $7,000 in 2000 for attendance at Board of Trust Managers and committee meetings. In December 1998, the Trust adopted a deferred compensation plan for non-employee trust managers which gives trust managers the right to defer receipt of fees otherwise payable. Such deferred fees are credited to a deferral account in units representing shares. The value of the units is increased or decreased as measured by the market value of shares. Deferred compensation at December 31, 2000 totaled $83,451.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information on the beneficial ownership of our common shares as of March 22, 2001, by persons known to us to own more than 5% of our outstanding common shares, each of our trust managers and executive officers, and all of our trust managers and executive officers as a group. The following information with respect to beneficial ownership of more than 5% of our outstanding common shares is based on reports on Schedule 13D or Schedule 13G filed with the SEC. A person is deemed to be the beneficial owner of the number of common shares of which that person has the right to acquire beneficial ownership, for example, by exercise of share options, within 60 days after the record date.

     Except as otherwise noted, all persons named below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

                                                            NUMBER OF SHARES
                                                              BENEFICIALLY          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                             OWNED              OF CLASS
------------------------------------                        ----------------        --------
Albert T. Adams............................................        2,000(1)              *
William H. Bricker.........................................        5,400(2)              *
T. Patrick Duncan..........................................        1,200                 *
Robert H. Gidel............................................        5,497(1)              *
Robert E. Giles............................................        8,012(2)              *
Edward B. Kelley...........................................        2,000                 *
Stanley J. Kraska, Jr. ....................................           --                 *
J. Timothy Morris..........................................        1,000(3)              *
James A. Schoff............................................        2,000(1)              *
Charles W. Wolcott.........................................      336,000(4)           1.55%
Scott A. Wolstein..........................................        2,006(1)(10)          *
Lewis D. Friedland.........................................      160,006(5)              *
Marc A. Simpson............................................       90,898(6)              *
David B. Warner............................................       79,900(6)              *
USAA Real Estate Company...................................    1,680,086(7)           7.80%
  9830 Colonnade Boulevard, Suite 600
  San Antonio, Texas 78230
Morgan Stanley Dean Witter & Co............................    2,007,653(8)           9.26%
  The Morgan Stanley Real Estate Special Situations Fund
    II, L.P.
  Morgan Stanley Dean Witter Investment Management Inc.
  1585 Broadway
  New York, New York 10036

                                                            NUMBER OF SHARES
                                                              BENEFICIALLY          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                             OWNED              OF CLASS
------------------------------------                        ----------------        --------
LaSalle Investment Management (Securities) LP and LaSalle
  Investment Management, Inc. .............................    1,507,578(9)           6.95%
  100 East Pratt Street
  Baltimore, MD 21202
Scott A. Wolstein and Developers Diversified Realty
  Corporation..............................................    9,758,656(1)(10)      45.02%
  3300 Enterprise Parkway
  Beachwood, OH 44122
All trust managers and executive officers as a group (14
  persons).................................................      695,928(1)(2)(3)     3.20%
                                                                        (4)(5)(6)

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

 (7) Based upon Amendment No. 4 to Schedule 13D filed jointly by United Services Automobile Association, USAA Capital Corporation, and USAA Realco on August 6, 1998. USAA is the sole stockholder of USAA Capital Corporation and USAA Capital Corporation is the sole stockholder of Realco. Based upon these relationships, USAA, USAA Capital Corporation, and USAA Realco have shared voting and dispositive power over 1,680,086 common shares.

 (8) Based upon Amendment No. 1 to Schedule 13D filed jointly by Morgan Stanley Dean Witter & Co. (f/k/a Morgan Stanley, Dean Witter, Discover & Co.), Morgan Stanley Dean Witter Investment Management Inc. (f/k/a Morgan Stanley Asset Management Inc.) and Morgan Stanley Real Estate Special Situations Fund II, L.P. on March 18, 1998, Morgan Stanley Dean Witter has sole voting and dispositive power over 120,231 common shares and shared voting and dispositive power over 1,879,422 common shares held by the investors for whom Morgan Stanley Dean Witter Investment Management acts as an investment advisor. Pursuant to separate investment management agreements between Morgan Stanley Dean Witter Investment Management and Morgan Stanley Real Estate Special Situations Fund II, Morgan Stanley Dean Witter Investment Management has been granted voting and dispositive power with respect to the common shares held by Morgan Stanley Real Estate Special Situations Fund II. Morgan Stanley Dean Witter Investment Management has shared voting and dispositive power over 1,879,422 common shares held by Morgan Stanley Dean Witter Investment Management purchasers and the Morgan Stanley Real Estate Special Situation Fund II has shared voting and dispositive power over 652,415 of such common shares. Pursuant to separate investment management agreements between Morgan Stanley Dean Witter Investment Management and the Morgan Stanley Dean Witter Investment Management purchasers, Morgan Stanley Dean Witter Investment Management has been granted voting and dispositive power with respect to the common shares held by each of the Morgan Stanley Dean Witter Investment Management purchasers. Includes vested options to purchase 8,000 shares.

 (9) Based upon Amendment No. 2 to Schedule 13D filed jointly by LaSalle Investment Management (Securities) LP and LaSalle Investment Management, Inc. on February 18, 1998, (i) LaSalle Investment Management (Securities) LP has sole voting and dispositive power over 480,213 common shares and shared voting and dispositive power with respect to 480,212 common shares; and (ii) LaSalle Investment Management, Inc. has shared dispositive power with respect to 542,153 common shares. Includes vested options to purchase 5,000 common shares.

(10) Based upon Amendment No. 7 to Schedule 13D filed jointly by DDR and Scott
     A. Wolstein on November 14, 2000, DDR has sole voting and dispositive power over 9,756,650 common shares (which amount includes beneficial ownership of 100,000 common shares as a result of options that are exercisable) and Mr. Wolstein has sole voting and dispositive power over 2,006 common shares (which amount includes beneficial ownership of 2,000 common shares as a result of options that are exercisable). Mr. Wolstein, as chairman of the board, president and chief executive officer of DDR, may be deemed to beneficially own all shares held by DDR.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bore a fixed rate of interest of 10.25%, provided for quarterly payments of interest and were due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest, in the first quarter of 1999. The Trust did not enter into any such borrowings in 1999 or 2000.

     Quorum Real Estate Services Corporation, an affiliate of USAA Real Estate Company, and DDR, both of which are major shareholders of the Trust, manage certain of the Trust's real estate investments. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $595,400, leasing commissions of $280,700, and construction management fees of $89,800, for the year ended December 31, 2000. For the year ended December 31, 1999, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. The Trust paid DDR management fees of $20,300 and $17,900 for the years ended December 31, 2000 and 1999, respectively.

     The Trust currently leases space to an individual serving as a trust manager at competitive market rates. For the years ended December 31, 2000 and December 31, 1999, this trust manager paid $25,500 and $24,400 in lease payments to the Trust, respectively.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedule:

          See Index to Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 of this Form 10-K.

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823 and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.2            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)
          2.3            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.4            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
          2.5            -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.6            -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.7            -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.8            -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.9            -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
          2.10           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.11           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.12           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.13           -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
          2.14           -- Agreement and Plan of Merger, dated November 1, 2000, by and among the Trust, DDR and DDR Transitory Sub Inc.
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
          3.1            -- Third Amended and Restated Declaration of Trust
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          3.2            -- First Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.2 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.3            -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.3 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.4            -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.4 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.5            -- Fifth Amended and Restated Bylaws (incorporated herein by reference from Exhibit 3.5 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
          3.6            -- Amendment to the Fifth Amended and Restated Bylaws
                            (incorporated herein by reference from Exhibit 3.6 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          3.7            -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.1            -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)
          4.2            -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
         10.1            -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)
         10.2            -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
         10.3            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.4            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.5            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.6            -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)
         10.7            -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.8            -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
         10.9            -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)
         10.10           -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.11           -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
         10.13           -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.14           --401(k) Retirement and Profit Sharing Plan (incorporated
                            herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.15           -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
         10.16           -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
         10.17           -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.18           -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
         10.19           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 22, 1994)
         10.20           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
         10.21           -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
         10.22           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)
         10.23           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
         10.24           -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.25           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.26           -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.27           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.28           -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.29           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
         10.30           -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.31           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)
         10.32           -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.33           -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.34           -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)
         10.35           -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
         10.36           -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.37           -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
         10.38           -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)
         10.39           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
         10.40           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.41           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.42           -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
         10.44           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.45           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.46           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.47           -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.48           -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
         10.50           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.51           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
         10.52           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
         10.53           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.54           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)
         10.55           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
         10.56           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.57           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.58           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)
         10.59           -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.60           -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
         10.61           -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.62           -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.63           -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.64           -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
         10.65           -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.65 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
         10.66           -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust (incorporated herein by
                            reference from Exhibit 10.66 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
         10.67           -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)
         10.68           -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)
         10.69           -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.70           -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.71           -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
         10.72           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)
         10.73           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
         10.74           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
         10.75           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)
         10.76           -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)
         10.77           -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.78           -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
         10.79           -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.80           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.81           -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
         10.82           -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.83           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
         10.84           -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)
         10.85           -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
         10.86           -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
         10.87           -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)
         10.88           -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
         10.89           -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.90           -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.91           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.92           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.93           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
         10.94           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
         10.95           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)
         10.96           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
         10.97           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.98           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.99           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.100          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.101          -- Agreement of Purchase and Sale, dated as of November 12,
                            1998, by and between Lincoln-Whitehall Realty, L.L.C.,
                            Lincoln-Whitehall Pacific, L.L.C., WHLNF Real Estate
                            Limited Partnership, WHSUM Real Estate Limited
                            Partnership (collectively, "Whitehall") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K/A of
                            the Trust filed with the Commission on March 31, 1999)
         10.102          -- Amendment to Agreement of Purchase and Sale, dated
                            November 23, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.103          -- Second Amendment to Agreement of Purchase and Sale, dated
                            December 11, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.104          -- Amended and Restated Second Amendment to Agreement of
                            Purchase and Sale dated December 11, 1998, by and among
                            Whitehall and the Trust (incorporated herein by reference
                            from Exhibit 10.4 to Form 8-K/A of the Trust filed with
                            the Commission on March 31, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.105          -- Third Amendment to Agreement of Purchase and Sale, dated as of December 22, 1998, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.5
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.106          -- Fourth Amendment to Agreement of Purchase and Sale, dated as of January 7, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.6
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.107          -- Fifth Amendment to Agreement of Purchase and Sale, dated as of January 11, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.108          -- Sixth Amendment to Agreement of Purchase and Sale, dated as of January 13, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.8
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.109          -- Agreement of Purchase and Sale, dated November 1, 2000, by and between the Trust, AIP/Battlefield GP, Inc.,
                            AIP-SWAG Operating L.P., AIP Properties #3, L.P., and AIP
                            Operating, L.P., collectively, and Value Enhancement Fund
                            IV, L.P. (incorporated herein by reference from Exhibit
                            2.2 to Form 8-K of the Trust dated November 1, 2000 as
                            filed with the SEC on November 8, 2000)
        *10.110          -- First Amendment to Agreement of Purchase and Sale, dated
                            January 31, 2001, by and among the Trust, AIP/Battlefield
                            GP Inc., AIP-SWAG Operating L.P., AIP Properties #3,
                            L.P., and AIP Operating, L.P., collectively, and Value
                            Enhancement Fund IV, L.P.
         10.111          -- Agreement of Purchase and Sale, dated effective August
                            22, 2000, by and between the Trust and Divco West
                            Properties, LLC ("Divco") (incorporated herein by
                            reference from Exhibit 2.1 to Form 8-K of the Trust dated
                            November 15, 2000 as filed with the SEC on January 16,
                            2001)
         10.112          -- Amendment to Purchase and Sale Agreement, dated August
                            29, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2001)
         10.113          -- Second Amendment to Purchase and Sale Agreement, dated
                            September 21, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2000)
         10.114          -- Third Amendment to Purchase and Sale Agreement, dated
                            September 25, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2001)
         10.115          -- Credit Agreement, dated as of January 28, 1999, by and
                            among the Trust, Bank One Texas, N.A., and the Lenders
                            named therein (incorporated herein by reference from
                            Exhibit b(1) to Schedule 13E-3 filed on the Trust on
                            December 1, 2000)
         10.116          -- First Amendment to Credit Agreement, dated as of April
                            12, 1999, by and among the Trust, Bank One Texas, N.A.,
                            and the Lenders named therein (incorporated herein by
                            reference from Exhibit(b)(2) to Schedule 13E-3 filed on
                            the Trust on December 1, 2000)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *21.1            -- Listing of Subsidiaries
        *23.1            -- Consent of Ernst & Young LLP
        *24.1            -- Power of Attorney (Included on signature page hereto)
         99.1            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR, LaSalle Investment Management Group, Inc. and
                            LaSalle Investment Management (Securities), L.P.
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
         99.2            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR, Morgan Stanley Dean Witter Investment Management
                            Inc., on behalf of its clients with respect to shares of
                            AIP over which it (or its designee) exercises investment
                            discretion, and MS Real Estate Special Situations Inc.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
         99.3            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR and USAA Real Estate Company (incorporated herein by
                            reference from Exhibit 99.3 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.4            -- Voting Agreement dated November 1, 2000, among the Trust,
                            Value Enhancement Fund IV, L.P. and LaSalle Investment
                            Management (Securities), L.P. (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.5            -- Voting Agreement dated November 1, 2000, among the Trust,
                            Value Enhancement Fund IV, L.P., Morgan Stanley Dean
                            Witter Investment Management, Inc., on behalf of its
                            clients with respect to shares of AIP over which it (or
                            its designee) exercises investment discretion, and MS
                            Real Estate Special Situations Inc. (incorporated herein
                            by reference from Exhibit 99.5 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.6            -- Voting Agreement dated November 1, 2000, the Trust, Value
                            Enhancement Fund IV, L.P. and USAA Real Estate Company
                            (incorporated herein by reference from Exhibit 99.6 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)

---------------

* Filed herewith

     (b) Reports on Form 8-K:

          (1) Current Report on Form 8-K filed with the Commission on November 8, 2000;

          (2) Current Report on Form 8-K filed with the Commission on November 9, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

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

                     SIGNATURES                                    TITLE                     DATE
                     ----------                                    -----                     ----

                 /s/ ALBERT T. ADAMS                   Trust Manager                    March 30, 2001
-----------------------------------------------------
                   Albert T. Adams

               /s/ WILLIAM H. BRICKER                  Trust Manager                    March 30, 2001
-----------------------------------------------------
                 William H. Bricker

                /s/ T. PATRICK DUNCAN                  Trust Manager                    March 30, 2001
-----------------------------------------------------
                  T. Patrick Duncan

                                                       Trust Manager                    March 30, 2001
-----------------------------------------------------
                   Robert H. Gidel

                 /s/ ROBERT E. GILES                   Trust Manager                    March 30, 2001
-----------------------------------------------------
                   Robert E. Giles

                /s/ EDWARD B. KELLEY                   Trust Manager                    March 30, 2001
-----------------------------------------------------
                  Edward B. Kelley

             /s/ STANLEY J. KRASKA, JR.                Trust Manager                    March 30, 2001
-----------------------------------------------------
               Stanley J. Kraska, Jr.

                                                       Trust Manager                    March 30, 2001
-----------------------------------------------------
                  J. Timothy Morris

                     SIGNATURES                                    TITLE                     DATE
                     ----------                                    -----                     ----


                 /s/ JAMES A. SCHOFF                   Trust Manager                    March 30, 2001
-----------------------------------------------------
                   James A. Schoff

               /s/ CHARLES W. WOLCOTT                  Trust Manager, President and     March 30, 2001
-----------------------------------------------------    Chief Executive Officer
                 Charles W. Wolcott                      (Principal Executive
                                                         Officer)

                                                       Trust Manager and Chairman of    March 30, 2001
-----------------------------------------------------    the Board of Trust Managers
                  Scott A. Wolstein

                 /s/ MARC A. SIMPSON                   Senior Vice President and        March 30, 2001
-----------------------------------------------------    Chief Financial Officer,
                   Marc A. Simpson                       Secretary and Treasurer
                                                         (Principal Accounting and
                                                         Financial Officer)

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Auditors............................   F-1
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999, and 1998......................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   F-3
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...   F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   F-5
  Notes to Consolidated Financial Statements................   F-7
Financial Statement Schedule:
  Schedule III -- Consolidated Real Estate and Accumulated
     Depreciation...........................................  F-23
  Notes to Schedule III.....................................  F-26

     All other financial statements and schedules not listed have been omitted because the required information is either included in the Consolidated Financial Statements and the Notes thereto as included herein or is not applicable or required.

                         REPORT OF INDEPENDENT AUDITORS

Trust Managers and Shareholders
American Industrial Properties REIT:

     We have audited the accompanying consolidated balance sheets of American Industrial Properties REIT (the "Trust") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industrial Properties REIT at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas
February 2, 2001

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Property Revenues
  Rents...............................................  $    72,952   $    71,028   $    39,559
  Tenant reimbursements...............................       16,778        15,854         8,798
                                                        -----------   -----------   -----------
          Total Property Revenues.....................       89,730        86,882        48,357
                                                        -----------   -----------   -----------
Property Expenses
  Property taxes......................................        9,779         9,453         4,980
  Property management fees............................        2,233         1,678         1,474
  Utilities...........................................        4,392         4,051         2,673
  General operating...................................        4,144         3,864         2,489
  Repairs and maintenance.............................        3,115         3,330         2,218
  Other property operating expenses...................        3,337         4,508         2,212
                                                        -----------   -----------   -----------
          Total Property Expenses.....................       27,000        26,884        16,046
                                                        -----------   -----------   -----------
Income from Property Operations.......................       62,730        59,998        32,311
Trust administration and overhead.....................       (4,358)       (4,628)       (3,729)
Depreciation..........................................      (12,191)      (13,819)       (7,928)
Amortization..........................................       (1,360)         (716)         (455)
Interest and other income.............................          684           735           705
Interest on notes payable.............................           --          (111)         (869)
Interest on mortgages payable.........................      (25,506)      (26,451)      (14,270)
Provision for possible losses on real estate..........           --            --       (10,060)
                                                        -----------   -----------   -----------
Income (Loss) from operations.........................       19,999        15,008        (4,295)
Minority interests in consolidated subsidiaries.......         (580)         (313)           28
Gain (Loss) on sales of real estate...................       26,803          (200)           --
Income in equity of joint venture.....................          120           624            --
                                                        -----------   -----------   -----------
Gain (Loss) before extraordinary items................       46,342        15,119        (4,267)
Extraordinary items:
Loss on extinguishment of debt........................         (329)         (513)          (23)
Provision for change in control costs.................           --            --        (5,780)
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $    46,013   $    14,606   $   (10,070)
                                                        ===========   ===========   ===========
PER SHARE DATA (BASIC AND DILUTED)
Gain (Loss) before extraordinary items................  $      2.21   $      0.74   $     (0.35)
Extraordinary items...................................        (0.02)        (0.03)        (0.47)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $      2.19   $      0.71   $     (0.82)
                                                        ===========   ===========   ===========
Distributions declared................................  $      1.93   $      0.86   $      0.78
                                                        ===========   ===========   ===========
Weighted average Shares outstanding...................   20,973,137    20,513,356    12,251,591
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                      ASSETS

Real estate:
  Held for investment.......................................  $ 305,582   $627,831
  Held for sale.............................................    297,694     14,355
                                                              ---------   --------
  Total real estate.........................................    603,276    642,186
  Accumulated depreciation..................................    (55,341)   (46,931)
                                                              ---------   --------
  Net real estate...........................................    547,935    595,255
Cash and cash equivalents:
  Unrestricted..............................................     22,397      2,504
  Restricted................................................      5,545      5,716
                                                              ---------   --------
  Total cash and cash equivalents...........................     27,942      8,220
  Other assets, net.........................................     16,161     17,207
                                                              ---------   --------
          Total Assets......................................  $ 592,038   $620,682
                                                              =========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable....................................  $ 284,924   $334,873
  Accrued interest..........................................      1,739      2,229
  Accounts payable, accrued expenses and other
     liabilities............................................     32,969     15,587
  Tenant security deposits..................................      2,867      2,954
                                                              ---------   --------
          Total Liabilities.................................    322,499    355,643
                                                              ---------   --------
Minority interests..........................................      4,337      6,551
Commitments and contingencies...............................         --         --
Shareholders' Equity:
  Shares of beneficial interest, $0.10 par value; authorized
     500,000,000 shares; issued and outstanding 21,177,204
     shares at 2000 and 21,091,853 shares at 1999...........      2,117      2,109
  Additional paid-in capital................................    385,752    385,293
  Less 165,755 shares in treasury at 2000 and 1999, at
     cost...................................................     (2,226)    (2,226)
  Accumulated distributions.................................   (125,868)   (86,102)
  Retained earnings (accumulated deficit)...................      5,427    (40,586)
                                                              ---------   --------
          Total Shareholders' Equity........................    265,202    258,488
                                                              ---------   --------
          Total Liabilities and Shareholders' Equity........  $ 592,038   $620,682
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     SHARES OF
                                BENEFICIAL INTEREST   ADDITIONAL   RETAINED     TREASURY STOCK
                                -------------------    PAID-IN     EARNINGS    -----------------
                                  NUMBER     AMOUNT    CAPITAL     (DEFICIT)   NUMBER    AMOUNT     TOTAL
                                ----------   ------   ----------   ---------   -------   -------   --------
Balance at January 1, 1998....   9,817,171   $ 982     $224,989    $(103,574)   42,103   $  (626)  $121,771
  Issuance of additional
    Shares....................   7,384,420     739      105,042           --        --        --    105,781
  Repurchase of Shares........          --      --           --           --   123,783    (1,600)    (1,600)
  Net income..................          --      --           --      (10,070)       --        --    (10,070)
  Distributions to
    Shareholders..............          --      --           --      (10,303)       --        --    (10,303)
                                ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31,
  1998........................  17,201,591   1,721      330,031     (123,947)  165,886    (2,226)   205,579
  Issuance of additional
    Shares....................   3,890,262     388       55,262           --      (131)       --     55,650
  Net income..................          --      --           --       14,606        --        --     14,606
  Distributions to
    Shareholders..............          --      --           --      (17,347)       --        --    (17,347)
                                ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31,
  1999........................  21,091,853   2,109      385,293     (126,688)  165,755    (2,226)   258,488
  Issuance of additional
    Shares....................      85,351       8          459           --        --        --        467
  Net income..................          --      --           --       46,013        --        --     46,013
  Distributions to
    Shareholders..............          --      --           --      (39,766)       --        --    (39,766)
                                ----------   ------    --------    ---------   -------   -------   --------
Balance at December 31,
  2000........................  21,177,204   $2,117    $385,752    $(120,441)  165,755   $(2,226)  $265,202
                                ==========   ======    ========    =========   =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000       1999        1998
                                                             --------   ---------   ---------
Cash Flows from Operating Activities:
  Net income (loss)........................................  $ 46,013   $  14,606   $ (10,070)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Loss on extinguishment of debt........................       109          90          --
     Change in control costs...............................        --          --       2,960
     (Gain) Loss on sales of real estate...................   (26,803)        200          --
     Provisions for possible loss on real estate...........        --          --      10,060
     Minority interest in consolidated subsidiaries........       580         313         (28)
     Depreciation..........................................    12,191      13,819       7,928
     Amortization of deferred financing costs..............     1,279       1,461         584
     Other amortization....................................       838         220         168
     Issuance of Shares to trust managers..................        99         129         312
  Changes in operating assets and liabilities:
     Other assets and restricted cash......................     1,270       5,614     (13,374)
     Accounts payable, other liabilities and tenant
       security deposits...................................    (4,438)     (4,145)      3,213
     Accrued interest......................................      (431)        752       1,208
                                                             --------   ---------   ---------
          Net Cash Provided By Operating Activities........    30,707      33,059       2,961
                                                             --------   ---------   ---------
Cash Flows from Investing Activities:
  Net proceeds from sales of real estate...................    69,804      17,356          --
  Capitalized expenditures.................................   (10,882)    (15,769)     (7,540)
  Acquisition of real estate and related working capital...        --    (142,737)   (172,133)
  Contribution to joint venture............................       614          --          --
                                                             --------   ---------   ---------
          Net Cash Provided By (Used In) Investing
            Activities.....................................    59,536    (141,150)   (179,673)
                                                             --------   ---------   ---------
Cash Flows from Financing Activities:
  Principal repayments on mortgage notes payable...........   (62,926)   (197,968)    (49,163)
  Proceeds from mortgage financing.........................    13,500     266,797     202,436
  Payment of deferred loan costs...........................      (281)     (3,029)     (1,852)
  Proceeds from sale of common shares......................         2      55,458      28,578
  Purchase of treasury shares..............................        --          --      (1,600)
  Distributions to Shareholders............................   (17,603)    (16,164)     (6,880)
  Redemption of limited partnership units..................    (2,518)       (329)         --
  Distributions to limited partnership unit holders........      (524)       (315)       (345)
                                                             --------   ---------   ---------
          Net Cash Provided By (Used In) Financing
            Activities.....................................   (70,350)    104,450     171,174
                                                             --------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents.......    19,893      (3,641)     (5,538)
Cash and Cash Equivalents at Beginning of Year.............     2,504       6,145      11,683
                                                             --------   ---------   ---------
Cash and Cash Equivalents at End of Year...................  $ 22,397   $   2,504   $   6,145
                                                             ========   =========   =========
Cash Paid for Interest.....................................  $ 24,717   $  24,349   $  13,634
                                                             ========   =========   =========

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

     Real Estate Held for Sale. As of December 31, 2000, the Trust has 31 industrial properties with a cost basis of $297.7 million classified as held for sale. These properties are under contract to be sold in 2001 to client accounts managed by Lend Lease Real Estate Investments, Inc. in conjunction with the planned merger with Developers Diversified Realty Corporation ("DDR").

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

     Operating Partnership Conversion. In 2000, the Trust redeemed 208,251 limited partnership units resulting in an increase to Shareholder's equity of $0.37 million. In 1999, the Trust redeemed 29,167 limited partnership units resulting in an increase to Shareholder's equity of $0.06 million.

     Debt Conversion. During 1998, the Trust issued $42.7 million of common shares to DDR in exchange for unsecured notes payable to DDR.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

     General. American Industrial Properties REIT is a self-administered Texas real estate investment trust which, as of December 31, 2000, directly or indirectly owns and operates commercial real estate properties consisting of industrial properties, office buildings and two retail properties. The Trust was formed September 26, 1985 and commenced operations on November 27, 1985.

     Principles of Consolidation. The consolidated financial statements of the Trust include the accounts of American Industrial Properties REIT and its wholly owned subsidiaries and controlled subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Joint ventures and other non-controlled subsidiaries are accounted for under the equity method of accounting. The Trust recognizes its proportionate share of earnings as income in equity of joint ventures in the accompanying statements of operations.

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

     Other Assets. Other assets primarily consist of deferred rents receivable, deferred commissions, loan fees and costs related to the ongoing strategic review of alternatives for the Trust. Leasing commissions are capitalized and amortized on a straight-line basis over the life of the lease. Loan fees are capitalized and amortized to interest expense on a level yield basis over the term of the related loan.

     Rents and Tenant Reimbursements. Rental income, including contractual rent increases or delayed rent starts, is recognized on a straight-line basis over the lease term. The Trust has recorded deferred rent receivable (representing the excess of rental revenue recognized on a straight-line basis over actual rents received under the applicable lease provisions) of $3,888,000 and $2,916,000 at December 31, 2000 and 1999, respectively.

     Several tenants in the Trust's retail properties are also required to pay as rent a percentage of their gross sales volume, to the extent such percentage rent exceeds their base rents. Such percentage rents amounted to

                      AMERICAN INDUSTRIAL PROPERTIES REIT

$208,000, $234,000 and $172,000 for the years ended December 31, 2000, 1999 and
1998, respectively. In addition to paying base and percentage rents, most tenants are required to reimburse the Trust for operating expenses in excess of a negotiated base amount.

     Income Tax Matters. The Trust operates as a real estate investment trust ("REIT") for federal income tax purposes. Under the REIT provisions, the Trust is required to distribute 95% of REIT taxable income and is allowed a deduction for distributions paid during the year. Effective January 1, 2001, the distribution requirement was reduced from 95% to 90% of taxable income.

     The Trust has a net operating loss carry forward from 1999 and prior years of approximately $34,333,000. The net operating losses are subject to restrictions on their use due to an ownership change, and as such, can only be used to offset approximately $1,200,000 of taxable income per year. The losses may be carried forward for up to 15 years. The present losses will expire beginning in the year 2004.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

     Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The computation of diluted earnings per share does not include common share equivalents where the inclusion of such does not result in dilution (based upon application of the "treasury stock" method).

     Share Compensation. The Trust accounts for its share compensation arrangements using the intrinsic value method.

     Concentrations. As of December 31, 2000, the Trust owns 70 real estate properties in 11 states. The Trust's industrial properties are concentrated in the Texas market with 23 of the 55 properties located in the Dallas, Houston and Austin areas. The office buildings are primarily located in the west with five of the 13 located in California. The two retail properties are located in Colorado and Florida. The principal competitive factors in these markets are price, location, quality of space, and amenities. In each case, the Trust owns a small portion of the total similar space in the market and competes with owners of other space for tenants. Each of these markets is highly competitive, and other owners of property may have competitive advantages not available to the Trust.

     Segment Reporting. The Trust classifies its reportable segments by property type. See Note 15 for the Trust's segment disclosures.

     Effect of New Accounting Standard. In June 1998, the Financial Accounting and Standards Board issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Trust will adopt on January 1, 2001. Because of the Trust's minimal use of derivatives, the adoption of the new Standard will not have a significant effect on earnings or the financial position of the Trust.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 2 -- REAL ESTATE AND PROVISIONS FOR POSSIBLE LOSSES ON REAL ESTATE:

     At December 31, 2000 and 1999, real estate was comprised of the following:

                                                               2000           1999
                                                           ------------   ------------
Held for investment:
  Land...................................................  $ 59,145,000   $155,264,000
  Buildings and improvements.............................   246,437,000    472,567,000
                                                           ------------   ------------
                                                            305,582,000    627,831,000
                                                           ------------   ------------
Held for sale:
  Land...................................................    90,963,000      4,302,000
  Buildings and improvements.............................   206,731,000     10,053,000
                                                           ------------   ------------
                                                            297,694,000     14,355,000
                                                           ------------   ------------
          Total..........................................  $603,276,000   $642,186,000
                                                           ============   ============

     In the fourth quarter of 2000, the Trust sold its Manhattan Towers office property. Total proceeds from the sale were approximately $55.3 million, and resulted in a net gain of $23.9 million.

     In the third quarter of 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million, and resulted in a net gain of $0.07 million.

     In the second quarter of 2000, the Trust sold one tract of unimproved land. Total proceeds from the sale were approximately $0.3 million, and resulted in a net gain of $0.03 million.

     In the first quarter of 2000, the Trust sold two light industrial properties, one office property and one tract of unimproved land. Total proceeds from the sale of these assets were approximately $16.2 million and resulted in a net gain on sales of real estate of approximately $2.8 million. The four assets sold in the first quarter of 2000 were previously classified as held for sale at December 31, 1999.

     The Trust did not acquire any real estate assets in 2000. Effective November 1, 2000 the Trust reclassified 24 industrial properties and seven office properties from held for investment to held for sale. These properties are under contract to be sold for a gross purchase price, including assumed debt, of $292.2 million. It is anticipated that the transaction will occur in the second quarter of 2001. (See Note 17 -- Pending Merger.) The "Industrial" operating segment includes 24 of the 31 properties and reported net operating income of $19.9 million for the year ended December 31, 2000. The remaining seven properties are included in the "Office" operating segment and reported net operating income of $12.1 million for the year ended December 31, 2000.

     During 1999, the Trust purchased a portfolio of nine properties for $127.3 million. The purchase price was primarily funded with $75.2 million in borrowings secured under a secured bridge loan with Prudential Securities Credit Corporation ("PSCC") and $51.8 million in common shares issued to DDR. During 1999, the Trust also acquired a portfolio of two properties for $15.8 million. The purchase price was primarily funded under a secured line of credit with Bank One and $5.5 million in common shares issued to DDR.

     During 1999, the Trust reclassified six industrial properties and four tracts of land from held for investment to held for sale. One tract of land was sold in the second quarter of 1999 for $0.4 million resulting in a $0.04 million gain. The Trust sold two industrial properties in the third quarter of 1999 resulting in a net loss of approximately $0.06 million. The Trust sold an industrial property in the fourth quarter of 1999 resulting in a net loss of approximately $0.2 million. The remaining three industrial properties and three tracts of vacant land are not located in target markets currently identified by the Trust for future investment These

                      AMERICAN INDUSTRIAL PROPERTIES REIT
properties are included in the "Industrial" operating segment and reported net operating income of $1.3 million for the year ended December 31, 1999.

     During 1999, a joint venture, 50% owned by the Trust, sold a light industrial property. The Trust's investment in the joint venture was approximately $2.5 million. The Trust earned approximately $0.6 million from this joint venture in 1999. The Trust earned approximately $0.1 million from this joint venture in 2000.

     At December 31, 1998, the Trust recorded a $10.1 million write down of its retail property in Denver, Colorado and reclassified the property from held for investment to held for sale. The Trust's intent was to sell this property in 1999, thereby allowing the Trust to continue its focus on the light industrial sector of the real estate market. Although offers were received, none of the offers were deemed acceptable and the property has been reclassified as held for investment as of December 31, 1999 to reflect the Trust's intent to hold this property. The Trust recaptured depreciation expense for the full year of 1999 for this property.

NOTE 3 -- MORTGAGE NOTES PAYABLE:

     At December 31, 2000, 69 of the Trust's 70 properties were subject to liens securing mortgage notes payable with principal balances totaling $284,924,000, including $940,000 of debt premiums. Of this amount, approximately $256,265,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.62%, and maturity dates from 2001 to 2016. Mortgage notes payable with variable interest rates total approximately $27,719,000 under the Trust's secured acquisition credit line with PSCC. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and matures in April 2001, as extended. The interest rate on the acquisition credit line was 8.3288% at December 31, 2000.

     The Trust has a $50 million secured line of credit available with Bank One which matures in January 2002, as extended. The maximum syndicated amount of the secured credit line was reduced from $150 million to the current $50 million in conjunction with the extension. At December 31, 2000, there were no outstanding borrowings under this line.

     Debt premiums are amortized to interest expense over the terms of the related mortgages using the effective interest method. As of December 31, 2000 and December 31, 1999, the unamortized debt premiums were $940,000 and $1,463,000, respectively.

     Certain of the mortgage notes payable contain cross default and cross collateralization provisions whereby a default under one note can trigger a default under other notes. Certain of the mortgage notes payable, including the acquisition credit line and line of credit, also contain various borrowing restrictions and operating performance covenants. The Trust is in compliance with all such restrictions and covenants as of December 31, 2000.

     During 2000, the Trust recognized extraordinary loss on extinguishment of debt of $329,000 resulting from prepayment penalties and the write off of deferred financing costs on the early retirement of mortgage debt resulting from the sale of two industrial properties and one office property (see Note 2).

     Principal payments during each of the next five years are as follows:
$60,320,000 in 2001, $19,473,000 in 2002, $24,617,000 in 2003, $11,885,000 in
2004, $4,595,000 in 2005, and $163,094,000 thereafter. Of the amount due in
2001, $27,719,000 is due under the Trust's acquisition credit line. This acquisition credit line is secured by four properties. The Trust anticipates refinancing three of the properties under the Bank One line of credit and paying the acquisition credit line in full on or prior to its maturity in April 2001.

     At December 31, 1999, 73 of the Trust's 74 properties were subject to liens securing mortgage notes payable with principal balances totaling $334,873,000 including $1,463,000 of debt premiums. Of this amount, approximately $263,791,000 was represented by mortgage notes with stated fixed interest rates ranging from 7.18% to 9.13%, a stated weighted average interest rate of 7.40%, and maturity dates in 2001 to 2016.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

Mortgage notes payable with variable interest rates total approximately $69,619,000. The variable rate debt consists of $50,119,000 under the Trust's PSCC secured acquisition credit line as well as $19,500,000 under its Bank One secured line of credit. The acquisition credit line bears interest at the 30 day LIBOR plus 1.55% and matures in April 2001, as extended. The Bank One line of credit, which provides for a variable rate spread based upon the company's overall debt leverage, currently bears interest at the 30 day LIBOR plus 2.00% and matures in January 2001. The interest rates on the acquisition credit line and the line of credit at December 31, 1999 were 8.03% and 8.47%, respectively.

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

     Litigation. On November 3, 2000, a purported shareholder class action and derivative action lawsuit was filed in Dallas County Court at Law No. 1. On November 21, 2000, two additional purported shareholder class action and derivative action lawsuits were filed in the 68th and 134th Judicial District Courts in Dallas County, Texas. Subsequently, the plaintiffs dismissed, without prejudice, the lawsuits filed in the 68th and 134th Judicial District Courts in Dallas County. These same plaintiffs re-filed their lawsuits in Dallas County Court at Law Nos. 3 and 5. All three lawsuits have been consolidated in Dallas County Court at Law No. 1. Each lawsuit was filed by a shareholder of the Trust seeking, among other things, to enjoin the consummation of the merger. DDR and our trust managers have been named as defendants in the lawsuits. The Trust was named as a nominal defendant in the County Court at Law No. 1 lawsuit and as a defendant in the latter two lawsuits.

     Each of the three actions is similar. The complaints allege that the defendants have breached fiduciary duties, abused their control of the Trust, and committed waste by agreeing to the terms of the announced

                      AMERICAN INDUSTRIAL PROPERTIES REIT
merger and that the defendants will be unjustly enriched in connection with the proposed merger. Each plaintiff has also sued for unspecified damages, punitive damages and attorneys' fees. The defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves.

NOTE 6 -- MINORITY INTEREST:

     Operating Partnerships. As of December 31, 2000 all limited partnership units outstanding at December 31, 1999 (excluding limited partnership units held by the Trust) have been redeemed.

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

NOTE 7 -- SHAREHOLDERS' EQUITY:

     Capital Stock. The Trust is authorized to issue up to 500,000,000 common shares of beneficial interest. The common shares have dividend, distribution, liquidation and other rights as disclosed in the Declaration of the Trust. As of December 31, 2000, 21,177,204 common shares are issued and outstanding.

     The Trust is authorized to issue up to 50,000,000 preferred shares of beneficial interest in one or more series. The number of preferred shares in each series and the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof have not been established. As of December 31, 2000 no preferred shares have been issued.

     The 1998 share repurchase program resulted in the Trust purchasing 123,783 common shares in the open market, for an aggregate cost of $1,600,000. These common shares are held in treasury. As of December 31, 2000, the Trust had a total of 165,755 common shares held in treasury.

     Private Placement. On August 3, 1998, the Trust entered into a definitive agreement providing for a strategic investment by DDR in the Trust. Under the terms of the Share Purchase Agreement the transaction has three stages. The first stage, effective as of July 30, 1998, resulted in DDR acquiring 2,207,618 common shares at a price of $15.50 per share in exchange for consideration valued at approximately $34.2 million. As of December 31, 1998, the Trust had issued an additional 3,683,584 common shares to DDR related to the Share Purchase Agreement at a price of $15.50 per share to fund property acquisitions.

     By August 1999, DDR had completed the first stage and began the second stage of the Share Purchase Agreement with the purchase of 3,765,454 common shares at an average price of $15.22 per share to fund property acquisitions in 1999 (see Note 2).

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     In total, DDR has purchased 9,656,656 common shares, representing 46.0% of the current outstanding common shares of the Trust. The common shares issued to DDR are of the same class as the Trust's existing common shares and are entitled to the same voting and distribution rights as all common shares, subject to certain restrictions on the resale of the common shares. No shares were issued to DDR during the year ended December 31, 2000.

     In the remainder of the second stage and the third stage of the Share Purchase Agreement, the Trust had the option to require DDR, under certain circumstances, to purchase additional shares with a total purchase price not to exceed approximately $166 million to fund property acquisitions. This option expired in November 2000.

     During the year ended December 31, 2000, the Trust issued 77,473 common shares under the Dividend Reinvestment Plan and 7,880 common shares to trust managers that elected to receive base fee compensation in common shares. In total, the Trust issued 85,353 common shares in the year ended December 31, 2000. As provided in the pending merger agreement, the Dividend Reinvestment Plan was terminated in November 2000.

     During the twelve months ended December 31, 1999, the Trust issued 113,836 common shares in connection with the Dividend Reinvestment Plan and 11,103 common shares to trust managers that elected to receive base fee compensation in shares. In total the Trust issued 3,890,393 common shares in 1999.

     Share Incentive Plans. In 1997 the shareholders approved the Employee and Trust Managers Incentive Share Plan (the "Plan"). The Compensation Committee of the Board of Trust Managers determines all awards under the Plan. A maximum limit of 10% of the total number of Shares outstanding at any time on a fully diluted basis may be issued under the Plan.

     On an annual basis, each non-employee trust manager receives a non-qualified share option to purchase 1,000 common shares. Each of these options is fully exercisable upon the date of grant and generally terminates (unless sooner terminated under the terms of the Plan) ten years after the date of grant. The exercise price is determined by the Compensation Committee and must have an exercise price equal to not less than 100% of the fair market value of a Share on the date of grant. Pursuant to the pending merger agreement, no further share options will be granted, therefore, no share options were issued in 2000. During each of 1999 and 1998, 10,000 share options were granted.

     Pursuant to the Plan, each employee and trust manager will receive cash payments for each option share exercised equal to dividends per share paid subsequent to the grant. The related compensation expense has been immaterial.

     During 1998, pursuant to the Plan, the Compensation Committee granted share options to purchase 460,000 common shares to 12 members of management. The options vest annually over five years, beginning on the date of grant. In addition the Board approved the award of 27,000 restricted shares to the Trust's senior officers. The restricted shares vest annually beginning on the first anniversary date of the date of grant.

     In 1999, 10,000 share options were granted to a new member of management and 10,000 share options, originally issued in 1998, were canceled due to employment terminations.

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

     At December 31, 2000, 726,000 options are outstanding of which 700,000 are fully vested. The remaining 26,000 options vest annually through February 2003. The term of these options range from June 2007 through December 2009.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     The Trust has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee share options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation requires use of option valuation models that were not developed for use in valuing employee share options.

     The pro forma information regarding net income and earnings per share, as is required by Statement 123 is presented below. No options were issued during 2000.

     The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rates of 4.80% to 6.52%; a dividend yield of 4.96% to 7.50%; volatility factors of the expected market price of the Trust's shares of .288; and a weighted-average expected life of the options of 7 years.

     The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.80% to 6.50%; a dividend yield of 4.96% to 5.50%; volatility factors of the expected market price of the Trust's shares of .275 to .283; and a weighted-average expected life of the options of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Trust's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Trust's pro forma information follows (in thousands except for earnings per Share information):

                                         2000                      1999                      1998
                                -----------------------   -----------------------   -----------------------
                                AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                -----------   ---------   -----------   ---------   -----------   ---------
Pro forma net income (loss)...    $46,013      $45,977      $14,606      $14,579     $(10,070)    $(10,350)
                                  =======      =======      =======      =======     ========     ========
Pro forma earnings (loss) per
  Share -- basic and
  diluted.....................    $  2.19      $  2.19      $  0.71      $  0.71     $  (0.82)    $  (0.84)
                                  =======      =======      =======      =======     ========     ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

     A summary of the Trust's share option activity, and related information for the three years ended December 31, 2000, 1999 and 1998 follows:

                                      2000                         1999                         1998
                           --------------------------   --------------------------   --------------------------
                                     WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                           OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                           -------   ----------------   -------   ----------------   -------   ----------------
                            (000)                        (000)                        (000)
Outstanding-beginning of
  year...................     726         $13.67           716         $13.71           139         $14.99
Granted..................      --             --            20          11.75           577          13.42
Exercised................      --             --            --             --            --             --
Forfeited................      --             --           (10)         13.63            --             --
                            -----         ------         -----         ------         -----         ------
Outstanding-end of
  year...................     726         $13.67           726         $13.67           716         $13.71
                            =====         ======         =====         ======         =====         ======
Exercisable at end of
  year...................     700         $13.69           688         $13.70           668         $14.85
                            =====         ======         =====         ======         =====         ======
Weighted-average fair
  value of options
  granted during the
  year...................   $  --                        $1.70                        $2.74
                            =====                        =====                        =====

     The options outstanding at December 31, 2000 have exercise prices ranging from $11.125 to $15.00 per share and have a weighted average contractual remaining life of 7.58 years. At December 31, 2000, there were 1,391,720 options that have not been granted under the Plan.

     The limited partners of AIP-SWAG Operating Partnership L.P. received warrants to purchase 40,000 common shares at $17.50 per share. The warrants expired unexercised on October 3, 2000.

NOTE 8 -- DISTRIBUTIONS:

     A $0.22 per share distribution was paid October 13, 2000, July 14, 2000, April 14, 2000 and January 14, 2000. On December 19, 2000, the Trust declared a special distribution of $1.27 per share, payable on January 17, 2001 to shareholders of record on December 29, 2000. This distribution was related to the net gain recognized by the Trust on the sale of properties during 2000. Distributions totaling $0.88 per share were paid in 2000.

NOTE 9 -- OPERATING LEASES:

     The Trust's properties are leased to others under operating leases with expiration dates ranging from 2001 to 2011. Future minimum rentals on noncancellable tenant leases at December 31, 2000 are as follows:

YEAR                                                        AMOUNT
----                                                     ------------
2001..................................................   $ 68,587,000
2002..................................................     56,494,000
2003..................................................     44,062,000
2004..................................................     31,190,000
2005..................................................     19,265,000
Thereafter............................................     27,565,000
                                                         ------------
                                                         $247,163,000
                                                         ============

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES:

     On November 2, 2000, the Trust announced that it had entered into agreements to 1) sell 31 properties to an affiliate of Lend Lease Real Estate Investments, Inc. for gross proceeds of $292.2 million, 2) sell its Manhattan Towers property to a third party for gross proceeds of $55.0 million and 3) merge (the "Merger") DDR Transitory Sub, Inc. ("DDR Sub") (a subsidiary of Developers Diversified Realty Corporation ("DDR")) with and into the Trust. In connection with the Merger, all of the Trust's shareholders, other than DDR, DDR Sub and their respective direct and indirect subsidiaries, will receive in cash an estimated $13.74 per share (subject to adjustment for dividends paid, including the $1.27 per share special dividend paid in January 2001) in exchange for their common shares of beneficial interest in the Trust. Immediately prior to the closing of the Merger, DDR Sub will have 10,000 shares of common stock outstanding, 9,900 of which will be owned by DDR and one of which will be owned by Scott A. Wolstein, the Chairman of the Board of the Trust and the Chairman of the Board and Chief Executive Officer of DDR. As a result of the Merger, the shareholders of DDR Sub will become the sole shareholders of the Trust.

     Certain of the institutional investors, including DDR, have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the Merger and in favor of the sale of our 31 properties to an affiliate of Lend Lease. The investors that signed voting agreements have the right to vote 70.68% of our outstanding shares. Two of our shareholders that signed voting agreements have the right to vote, on behalf of their clients, against the proposals if, in the exercise of their fiduciary duties to their advisory clients, they believe they should vote against the proposals. Those two investors vote 7.17% of the Trust's outstanding shares. It is currently anticipated that the special meeting of shareholders to vote on the Merger and the sale of properties will be held on May 9, 2001.

     During 1998, the Trust on occasion entered into unsecured borrowings with DDR. Such borrowings bore a fixed rate of interest of 10.25%, provided for quarterly payments of interest and were due thirty days after demand. The Trust repaid all such borrowings, including payment of $111,000 of interest in the first quarter of 1999. The total interest on such borrowing was $661,000 for 1998. The Trust did not enter into any such borrowings in 1999 or 2000.

     Quorum Real Estate Services Corporation, an affiliate of USAA Real Estate Company, and DDR, both of which are major shareholders of the Trust, manage certain of the Trust's real estate investments. Quorum and DDR are paid competitive rates for services, including, but not limited to, construction, tenant finish, leasing and management. The Trust paid Quorum management fees of $595,400, leasing commissions of $280,700, and construction management fees of $89,800, for the year ended December 31, 2000. For the year ended December 31, 1999, management fees and leasing commissions paid by the Trust to Quorum were $548,000 and $24,000, respectively. The Trust paid Quorum management fees of $709,000, leasing commissions of $712,000, brokerage fees of $92,000, and construction management fees of $66,000, for the year ended December 31, 1998. The Trust paid DDR management fees of $20,300, $17,900, and $19,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Effective October 8, 1998, DDR acquired an 89% limited partnership interest and a 1% general partnership interest in DDR/Tech 29 Limited Partnership, a limited partnership whose assets consist of two light industrial properties and one office property located in Silver Springs, Maryland. Several selling entities and affiliates thereof acquired the remaining partnership interests. These partnership interests are convertible into DDR common shares. As of November 20, 1998, the Trust acquired 88.5% of DDR's limited partnership interest and, in consideration therefore, issued approximately $16.1 million in common shares to DDR. The acquisition was deemed to be effective as of October 8, 1998 and the purchase price included interest accrued from such date.

     On November 20, 1998, the Trust purchased undeveloped land from DDR in the amount of $2.3 million plus interest. The purchase was accomplished through the issuance of common shares to DDR in accordance

                      AMERICAN INDUSTRIAL PROPERTIES REIT
with the Share Purchase Agreement dated July 30, 1998. This land was then contributed by the Trust to two joint ventures with a third party.

     The Trust currently leases space to an individual serving as a trust manager at competitive market rates. For the years ended December 31, 2000, 1999, and 1998, this trust manager paid $25,500, $24,400 and $9,800 in lease payments to the Trust, respectively.

     At December 31, 2000, DDR and USAA Real Estate Company owned approximately 46.0% and 8.0% of the common shares outstanding, respectively.

NOTE 11 -- RETIREMENT AND PROFIT SHARING PLAN:

     During 1993, the Trust adopted a retirement and profit sharing plan, which qualifies under section 401(k) of the Internal Revenue Code. All existing Trust employees at adoption and subsequent employees who have completed one month of service are eligible to participate in the plan. Subject to certain limitations, employees may contribute up to 15% of their salary. The Trust may make annual discretionary contributions to the plan. In 1999, the Trust amended the plan to provide for non-discretionary employer matching contributions. Subject to certain limitations, the Trust will match up to 50% of the first 6% contributed by an employee. Discretionary contributions by the Trust related to the years ended December 31, 2000, 1999 and 1998 were $49,000, $43,000 and $70,000, respectively. Non-discretionary employer matching contributions in 2000 and 1999 were approximately $96,200 and $71,000, respectively.

NOTE 12 -- CHANGE IN CONTROL COSTS:

     During 1998, the Trust recognized costs related to a change in control of $5,780,000. The costs associated with the change in control include approximately $2,484,000 for payments made to the Trust's senior officers pursuant to severance and change in control agreements which were triggered when DDR's ownership position exceeded 33%, an accrual of $2,960,000 related to the estimated fair market value of future payments through 2008 to the senior officers under previously granted dividend equivalent rights, approximately $300,000 related to vesting of restricted shares previously granted to the senior officers, and $36,000 in payroll taxes associated with the payments to the senior officers.

     The Trust amortizes the accrual for dividend equivalent rights as dividends are paid by the Trust. As of December 31, 2000 and 1999 the unamortized accrual was $2,320,000 and $2,612,800, respectively.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 13 -- PER SHARE DATA:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2000          1999           1998
                                                       -----------   -----------   ------------
Basic and diluted earnings per share:
Numerator:
  Income (loss) before extraordinary items...........  $46,342,000   $15,119,000   $ (4,267,000)
  Extraordinary items................................     (329,000)     (513,000)    (5,803,000)
                                                       -----------   -----------   ------------
          Net income (loss)..........................  $46,013,000   $14,606,000   $(10,070,000)
                                                       ===========   ===========   ============
Denominator:
  Weighted average shares............................   20,973,137    20,513,356     12,251,591
                                                       -----------   -----------   ------------
Basic and diluted earnings per share:
  Income (loss) before extraordinary items...........  $      2.21   $      0.74   $      (0.35)
  Extraordinary items................................        (0.02)        (0.03)         (0.47)
                                                       -----------   -----------   ------------
          Net income (loss)..........................  $      2.19   $      0.71   $      (0.82)
                                                       ===========   ===========   ============

     Options to purchase 726,000 common shares at prices ranging from $11.125 to $15.00 per share were outstanding at December 31, 2000 and 1999. No share options were issued in 2000. During 1999, 20,000 share options were granted (10,000 to a new member of management, and 10,000 to trust managers) and 10,000 share options, originally issued in 1998, were canceled due to employment terminations.

     Options to purchase 716,000 common shares at prices ranging from $11.6875 to $15.00 per share were outstanding at December 31, 1998.

     Options were not included in a computation of diluted earnings per share for 2000, 1999 and 1998 because the options' exercise price was greater than the average market price of the shares for the respective years and, therefore, the effect would be antidilutive.

     At December 31, 1999, 40,000 warrants were outstanding. The warrants have an exercise price of $17.50 per common share and expired unexercised in October 2000. Because the warrants' exercise price was greater than the average market price of the common shares, the effect would be antidilutive and are not included in the computation of diluted earnings per share.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE 15 -- SEGMENT REPORTING:

     The Trust classifies its reportable segments by property type: light industrial, office, and retail. Light industrial represents 60% of property revenue. Office and retail represent 36% and 4%, respectively.

     The Trust's emphasis is in the light industrial sector, which is characterized as office showroom, service center and flex properties, low rise offices, and small bay distribution properties. Based on net rentable square feet, as of December 31, 2000, approximately 74% of the Trust's portfolio is represented by light industrial

                      AMERICAN INDUSTRIAL PROPERTIES REIT
properties, 22% of the portfolio is represented by office properties and 4% of the portfolio is represented by retail properties.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on net operating income from the combined properties in each segment.

     The Trust's reportable segments are a consolidation of related property types. They are managed separately because each segment requires different operating, pricing and leasing strategies. All of the Trust's properties are incorporated into the applicable segment.

                                                                     2000
                                         ------------------------------------------------------------
                                           LIGHT       OFFICE                CORPORATE
                                         INDUSTRIAL   BUILDINGS    RETAIL    AND OTHER   CONSOLIDATED
                                         ----------   ---------   --------   ---------   ------------
Property revenues......................   $ 53,760    $ 32,125    $  3,845   $     --      $ 89,730
Property expenses......................     14,639      10,729       1,632         --        27,000
                                          --------    --------    --------   --------      --------
Income from property operations........     39,121      21,396       2,213         --        62,730
Administrative expenses................         --          --          --     (4,358)       (4,358)
Depreciation and amortization..........         --          --          --    (13,551)      (13,551)
Interest and other income..............         --          --          --        684           684
Interest expense.......................         --          --          --    (25,506)      (25,506)
                                          --------    --------    --------   --------      --------
Income (loss) from operations..........     39,121      21,396       2,213    (42,731)       19,999
Minority interests in consolidated
  subsidiaries.........................         --          --          --       (580)         (580)
Gain on sales of real estate...........        790      26,013          --         --        26,803
Income in equity of joint venture......         --          --          --        120           120
Extraordinary items....................         --          --          --       (329)         (329)
                                          --------    --------    --------   --------      --------
Net income (loss)......................   $ 39,911    $ 47,409    $  2,213   $(43,520)     $ 46,013
                                          ========    ========    ========   ========      ========
          Total real estate............   $389,388    $174,332    $ 36,892   $  2,664      $603,276
                                          ========    ========    ========   ========      ========
          Total assets.................   $355,045    $166,850    $ 25,932   $ 44,211      $592,038
                                          ========    ========    ========   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                                                     1999
                                         ------------------------------------------------------------
                                           LIGHT       OFFICE                CORPORATE
                                         INDUSTRIAL   BUILDINGS    RETAIL    AND OTHER   CONSOLIDATED
                                         ----------   ---------   --------   ---------   ------------
Property revenues......................   $ 52,837    $ 30,006    $  4,039   $     --      $ 86,882
Property expenses......................     15,238       9,947       1,699         --        26,884
                                          --------    --------    --------   --------      --------
Income from property operations........     37,599      20,059       2,340         --        59,998
Administrative expenses................         --          --          --     (4,628)       (4,628)
Depreciation and amortization..........         --          --          --    (14,535)      (14,535)
Other income...........................         --          --          --        735           735
Interest expense.......................         --          --          --    (26,562)      (26,562)
                                          --------    --------    --------   --------      --------
Income (loss) from operations..........     37,599      20,059       2,340    (44,990)       15,008
Minority interests in consolidated
  subsidiaries.........................         --          --          --       (313)         (313)
Loss on sales of real estate...........       (200)         --          --         --          (200)
Income in equity of joint venture......         --          --          --        624           624
Extraordinary items....................         --          --          --       (513)         (513)
                                          --------    --------    --------   --------      --------
Net income (loss)......................   $ 37,399    $ 20,059    $  2,340   $(45,192)     $ 14,606
                                          ========    ========    ========   ========      ========
          Total real estate............   $385,282    $207,942    $ 46,874   $  2,088      $642,186
                                          ========    ========    ========   ========      ========
          Total assets.................   $407,856    $168,263    $ 27,389   $ 17,174      $620,682
                                          ========    ========    ========   ========      ========

                                                                     1998
                                         ------------------------------------------------------------
                                           LIGHT       OFFICE                CORPORATE
                                         INDUSTRIAL   BUILDINGS    RETAIL    AND OTHER   CONSOLIDATED
                                         ----------   ---------   --------   ---------   ------------
Property revenues......................   $ 27,013    $ 17,044    $  4,300   $     --      $ 48,357
Property expenses......................      7,908       6,362       1,776         --        16,046
                                          --------    --------    --------   --------      --------
Income from property operations........     19,105      10,682       2,524         --        32,311
Administrative expenses................         --          --          --     (3,729)       (3,729)
Depreciation and amortization..........         --          --          --     (8,383)       (8,383)
Other income...........................         --          --          --        705           705
Interest expense.......................         --          --          --    (15,139)      (15,139)
Provision for possible losses on real
  estate...............................         --          --     (10,060)        --       (10,060)
                                          --------    --------    --------   --------      --------
Income (loss) from operations..........     19,105      10,682      (7,536)   (26,546)       (4,295)
Minority interests in consolidated
  subsidiaries.........................         --          --          --         28            28
Extraordinary items....................         --          --          --     (5,803)       (5,803)
                                          --------    --------    --------   --------      --------
Net income (loss)......................   $ 19,105    $ 10,682    $ (7,536)  $(32,321)     $(10,070)
                                          ========    ========    ========   ========      ========
          Total real estate............   $334,503    $133,643    $ 35,769   $  1,217      $505,132
                                          ========    ========    ========   ========      ========
          Total assets.................   $353,281    $ 96,264    $ 27,418   $ 23,367      $500,330
                                          ========    ========    ========   ========      ========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following table sets forth the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                    ------------------------------------------------------
                                    DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                    -----------   ------------   -----------   -----------
2000
Revenues..........................  $    22,647   $    22,774    $    22,198   $    22,111
Gain (loss) of sale of real
  estate..........................       23,897          (104)          (106)        3,116
Income before extraordinary
  items...........................       29,463         5,189          4,338         7,352
Extraordinary loss................           --            --             --          (329)
                                    -----------   -----------    -----------   -----------
Net income........................       29,463         5,189          4,338         7,023
                                    ===========   ===========    ===========   ===========
Per Share Data (Basic and Diluted)
  Income before extraordinary
     items........................  $      1.40   $      0.25    $      0.21   $      0.35
  Extraordinary loss..............           --            --             --         (0.02)
                                    -----------   -----------    -----------   -----------
  Net income......................  $      1.40   $      0.25    $      0.21   $      0.33
                                    ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic and diluted...............   21,004,383    20,982,665     20,963,593    20,941,906
                                    ===========   ===========    ===========   ===========

     In the fourth quarter of 2000, the Trust sold its Manhattan Towers office property. Total proceeds from the sale were approximately $55.3 million and resulted in a gain on sale of approximately $23.9 million.

1999
Revenues..........................  $    23,128   $    22,141    $    21,378   $    20,235
Gain (loss) of sale of real
  estate..........................         (124)         (114)            38            --
Income before extraordinary
  items...........................        3,657         4,049          4,164         3,249
Extraordinary gain (loss).........           72          (585)            --            --
                                    -----------   -----------    -----------   -----------
Net income........................        3,729         3,464          4,164         3,249
                                    ===========   ===========    ===========   ===========
Per Share Data (Basic and Diluted)
Income before extraordinary
  items...........................  $      0.18   $      0.20    $      0.20   $      0.16
Extraordinary loss................           --         (0.03)            --            --
                                    -----------   -----------    -----------   -----------
Net income........................  $      0.18   $      0.17    $      0.20   $      0.16
                                    ===========   ===========    ===========   ===========
Weighted average number of shares
  outstanding:
  Basic and diluted...............   20,917,885    20,686,717     20,509,613    19,939,209
                                    ===========   ===========    ===========   ===========

                      AMERICAN INDUSTRIAL PROPERTIES REIT

NOTE 17 -- PENDING MERGER:

     On November 2, 2000, the Trust announced that it had entered into agreements to 1) sell 31 properties to an affiliate of Lend Lease Real Estate Investments, Inc. for gross proceeds of $292.2 million, 2) sell its Manhattan Towers property to a third party for gross proceeds of $55.0 million and 3) merge (the "Merger") DDR Transitory Sub, Inc. ("DDR Sub") (a subsidiary of Developers Diversified Realty Corporation ("DDR")) with and into the Trust. In connection with the Merger, all of the Trust's shareholders, other than DDR, DDR Sub and their respective direct and indirect subsidiaries, will receive in cash an estimated $13.74 per share (subject to adjustment for dividends paid, including the $1.27 per share special dividend paid in January 2001) in exchange for their common shares of beneficial interest in the Trust. Immediately prior to the closing of the Merger, DDR Sub will have 10,000 shares of common stock outstanding, 9,900 of which will be owned by DDR and one of which will be owned by Scott A. Wolstein, the Chairman of the Board of the Trust and the Chairman of the Board and Chief Executive Officer of DDR. As a result of the Merger, the shareholders of DDR Sub will become the sole shareholders of the Trust.

     Certain of the institutional investors, including DDR, have entered into voting agreements pursuant to which they agreed to vote their shares in favor of the Merger and in favor of the sale of our 31 properties to an affiliate of Lend Lease. The investors that signed voting agreements have the right to vote 70.68% of our outstanding shares. Two of our shareholders that signed voting agreements have the right to vote, on behalf of their clients, against the proposals if, in the exercise of their fiduciary duties to their advisory clients, they believe they should vote against the proposals. Those two investors vote 7.17% of the Trust's outstanding shares. It is currently anticipated that the special meeting of shareholders to vote on the Merger and the sale of properties will be held on May 9, 2001.

                                                                    SCHEDULE III

                      AMERICAN INDUSTRIAL PROPERTIES REIT

       CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                              GROSS AMOUNT CARRIED
                                                          COSTS CAPITALIZED                   AT DECEMBER 31, 2000
                                                            SUBSEQUENT TO                    -----------------------
                                   INITIAL COSTS             ACQUISITION       RETIREMENTS               BUILDINGS,
                              ------------------------    LAND, BUILDINGS,     WRITEDOWNS                FURNITURE,
                                         BUILDINGS AND   FURNITURE, FIXTURES       AND                  FIXTURES AND
                                LAND     IMPROVEMENTS       AND EQUIPMENT      ALLOWANCES      LAND      EQUIPMENT      TOTAL
                              --------   -------------   -------------------   -----------   --------   ------------   --------
Light Industrial Properties
107 Woodmere................  $    952     $  4,454            $     9                       $    952     $  4,463     $  5,415
2121 Glenville..............       426        1,392                  8                            426        1,400        1,826
3100 Alfred.................     2,500        3,326                  8                          2,500        3,334        5,834
Aerotech....................       914        5,735                229                            914        5,964        6,878
Alumax......................       260        2,820                 21                            260        2,841        3,101
Avion Business Center.......       770        4,006                 79                            770        4,085        4,855
Battlefield Business Park...     2,020       11,635                189                          2,020       11,824       13,844
Black Canyon Tech Center....     1,052        6,846                232                          1,052        7,078        8,130
Bridgeway Technology
  Center....................     7,500       13,533                194                          7,500       13,727       21,227
Cameron Creek Bus Park......       524        3,379                330                            524        3,709        4,233
Cameron Creek Land..........       840           --                 --                            840           --          840
Carpenter Center............       650        1,354                129                            650        1,483        2,133
Carrier Place...............       560        2,682                246                            560        2,928        3,488
Central Park Office Tech....       840        3,361                149                            840        3,510        4,350
Columbia Corporate Center...     5,000        8,144                205                          5,000        8,349       13,349
Commerce Center.............     4,420        6,328              1,403                          4,420        7,731       12,151
Commerce Park North.........     1,108        4,431              1,015            (2,014)         705        3,835        4,540
Corporex Plaza I............       998        4,130                334                            998        4,464        5,462
DFW IV......................       470        3,364                242                            470        3,606        4,076
Gateway 5 & 6...............       935        3,741              1,028            (1,861)         563        3,280        3,843
Greenbrier Circle Corp
  Center....................     1,930       12,787              1,346                          1,930       14,133       16,063
Greenbrier Tech Center......     1,060        6,293                131                          1,060        6,424        7,484
Hardline Services Bldg......     1,040        6,935                 95                          1,040        7,030        8,070
Heritage Business I.........       360        2,141                 89                            360        2,230        2,590
Humboldt Tech Center........     7,000        2,413                 --                          7,000        2,413        9,413
Huntington Drive............     1,559        6,237                868                          1,559        7,105        8,664
Interlocken Office Park.....     3,430       11,291                 67                          3,430       11,358       14,788
Inverness...................     1,532        6,054                399                          1,532        6,453        7,985


                              ACCUMULATED       YEAR       ACQUISITION
                              DEPRECIATION   CONSTRUCTED      DATE       ENCUMBRANCES
                              ------------   -----------   -----------   ------------
Light Industrial Properties
107 Woodmere................    $   (205)          1984       1999                (d)
2121 Glenville..............         (86)          1984       1998                (c)
3100 Alfred.................        (153)          1971       1999                (f)
Aerotech....................        (388)          1985       1998                (e)
Alumax......................        (171)          1982       1998                (c)
Avion Business Center.......        (297)          1985       1997                (b)
Battlefield Business Park...        (616)          1989       1998           7,908
Black Canyon Tech Center....        (449)          1983       1998                (e)
Bridgeway Technology
  Center....................        (636)          1996       1999                (d)
Cameron Creek Bus Park......        (273)          1996       1998                (c)
Cameron Creek Land..........          --             --       1998                (c)
Carpenter Center............        (138)          1983       1997                (a)
Carrier Place...............        (277)          1984       1997                (a)
Central Park Office Tech....        (290)          1984       1997                (b)
Columbia Corporate Center...        (409)          1988       1998                (c)
Commerce Center.............        (786)          1974       1997                (a)
Commerce Park North.........      (1,659)          1984       1985           1,947
Corporex Plaza I............        (374)          1982       1997                (b)
DFW IV......................        (324)          1985       1997                (a)
Gateway 5 & 6...............      (1,731)          1985       1985           2,642
Greenbrier Circle Corp
  Center....................        (918)       1981/83       1998           6,970
Greenbrier Tech Center......        (363)          1981       1998           4,113
Hardline Services Bldg......        (428)          1974       1998                (c)
Heritage Business I.........        (138)          1990       1998                (c)
Humboldt Tech Center........         (73)          1980       1999                (c)
Huntington Drive............      (2,889)          1985       1985           4,241
Interlocken Office Park.....        (530)       1985/88       1999                (d)
Inverness...................        (464)          1980       1997                (b)

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                                                                              GROSS AMOUNT CARRIED
                                                          COSTS CAPITALIZED                   AT DECEMBER 31, 2000
                                                            SUBSEQUENT TO                    -----------------------
                                   INITIAL COSTS             ACQUISITION       RETIREMENTS               BUILDINGS,
                              ------------------------    LAND, BUILDINGS,     WRITEDOWNS                FURNITURE,
                                         BUILDINGS AND   FURNITURE, FIXTURES       AND                  FIXTURES AND
                                LAND     IMPROVEMENTS       AND EQUIPMENT      ALLOWANCES      LAND      EQUIPMENT      TOTAL
                              --------   -------------   -------------------   -----------   --------   ------------   --------
Junction II Business Park...     4,000        7,449                 79                          4,000        7,528       11,528
Kodak.......................     1,749        2,998                583                          1,749        3,581        5,330
Meridian Street Warehouse...       262        1,047                 --                            262        1,047        1,309
Metro Business Park.........     2,050        7,957                137                          2,050        8,094       10,144
Norfolk Commerce Center.....     2,400       19,093                541                          2,400       19,634       22,034
Northgate II................     2,153        8,612              1,014            (4,122)       1,329        6,328        7,657
Northgate III...............     1,280       10,013                575                --        1,280       10,588       11,868
Northpointe B...............       260        2,428                 --                            260        2,428        2,688
Northpointe C...............       380        3,059                 11                            380        3,070        3,450
Northwest Business Park.....     1,296        5,184              1,270              (131)       1,296        6,323        7,619
Parkway Tech Center.........       440        2,795                257                            440        3,052        3,492
Plaza Southwest 1-5.........     1,312        5,248              1,437                          1,312        6,685        7,997
President's Plaza...........       491        1,932                307                            491        2,239        2,730
Shady Trail Business
  Center....................       530        1,738                124                            530        1,862        2,392
Skyway Business Center......       444        1,778                154                            444        1,932        2,376
Southeast Commercial
  Center....................       303        1,515                129                            303        1,644        1,947
Steris Building.............       300        2,251                  7                            300        2,258        2,558
Stewart Plaza...............     3,000        3,122                 34                          3,000        3,156        6,156
Summit Park.................     2,232        5,734                140                          2,232        5,874        8,106
Summit Park Land............       732           --                 --                            732           --          732
Tech Center 29 -- Phase I...     3,900        6,968                959                          3,900        7,927       11,827
Tech Center 29 -- Phase
  II........................     2,000        5,998                257                          2,000        6,255        8,255
TechniPark 10 Service
  Center....................       920        3,211                 42                            920        3,253        4,173
Valley View Commerce Park...     1,460        6,648                180                          1,460        6,828        8,288
Valley View Land............     1,024           --                 --                          1,024           --        1,024
Valwood II Business
  Center....................       420        2,021                258                            420        2,279        2,699
VSA Building................       205        3,928                 30                            205        3,958        4,163
Washington Business Park....     1,850        7,453                425                          2,080        7,648        9,728
Westchase Park 1-2..........       697        2,787                483            (1,232)         465        2,270        2,735
Winter Park Business
  Center....................     2,000        7,198                553                          2,000        7,751        9,751
                              --------     --------            -------          --------     --------     --------     --------
        Total Light
          Industrial........  $ 90,740     $288,977            $19,031          $ (9,360)    $ 89,139     $300,249     $389,388


                              ACCUMULATED       YEAR       ACQUISITION
                              DEPRECIATION   CONSTRUCTED      DATE       ENCUMBRANCES
                              ------------   -----------   -----------   ------------
Junction II Business Park...        (351)          1984       1999                (d)
Kodak.......................        (350)          1976       1997                (c)
Meridian Street Warehouse...        (140)          1981       1995           1,078
Metro Business Park.........        (432)          1987       1998                (c)
Norfolk Commerce Center.....      (1,194)       1981/87       1998          13,000
Northgate II................      (3,030)          1983       1985           4,797
Northgate III...............        (931)    1979/80/86       1997                (a)
Northpointe B...............        (121)       1987/88       1998                (g)
Northpointe C...............        (179)       1987/89       1998                (g)
Northwest Business Park.....      (2,454)    1983/85/86       1985                (c)
Parkway Tech Center.........        (271)          1984       1997                (a)
Plaza Southwest 1-5.........      (2,690)          1975       1985           3,128
President's Plaza...........        (206)          1987       1997                (b)
Shady Trail Business
  Center....................        (166)          1984       1997                (a)
Skyway Business Center......        (157)          1981       1997                (b)
Southeast Commercial
  Center....................        (109)          1984       1998                (c)
Steris Building.............        (136)          1980       1998                (c)
Stewart Plaza...............        (147)          1970       1999                (d)
Summit Park.................        (382)          1985       1998                (e)
Summit Park Land............          --             --       1998                (e)
Tech Center 29 -- Phase I...        (477)          1970       1998           7,405
Tech Center 29 -- Phase
  II........................        (355)          1991       1998           3,767
TechniPark 10 Service
  Center....................        (185)       1983/84       1998                (c)
Valley View Commerce Park...        (570)          1986       1997                (a)
Valley View Land............          --           1986       1997                (a)
Valwood II Business
  Center....................        (196)          1984       1997                (a)
VSA Building................        (242)          1989       1998                (c)
Washington Business Park....        (398)          1985       1998                (c)
Westchase Park 1-2..........      (1,054)          1984       1985           1,230
Winter Park Business
  Center....................        (447)    1981/83/85       1998           5,100
                                --------
        Total Light
          Industrial........    $(32,435)

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                                                                                              GROSS AMOUNT CARRIED
                                                          COSTS CAPITALIZED                   AT DECEMBER 31, 2000
                                                            SUBSEQUENT TO                    -----------------------
                                   INITIAL COSTS             ACQUISITION       RETIREMENTS               BUILDINGS,
                              ------------------------    LAND, BUILDINGS,     WRITEDOWNS                FURNITURE,
                                         BUILDINGS AND   FURNITURE, FIXTURES       AND                  FIXTURES AND
                                LAND     IMPROVEMENTS       AND EQUIPMENT      ALLOWANCES      LAND      EQUIPMENT      TOTAL
                              --------   -------------   -------------------   -----------   --------   ------------   --------
Office Properties
10505 Sorrento Valley.......  $    879     $  3,691            $   144          $     --     $    879     $  3,835     $  4,714
1881 Pine Street............       776        5,924                808                            776        6,732        7,508
485 Clyde...................     3,100        4,809                 13                          3,100        4,822        7,922
Academy Point Atrium II.....       881        7,832                320                            881        8,152        9,033
Apollo Drive Office
  Building..................     6,106       17,901              2,174                          6,106       20,075       26,181
Baytech Park................    10,500       25,060                 20                         10,500       25,080       35,580
Beltline Business Center....     1,303        5,213                770            (3,521)         600        3,165        3,765
Centre Pointe...............    11,800        9,539                222                         11,800        9,761       21,561
Gateway West................     1,923        8,451                580                --        1,923        9,031       10,954
Gibraltar Tech Center.......     4,800        1,610                 36                          4,800        1,646        6,446
Northview Business Center...     7,600       14,676                172                          7,600       14,848       22,448
Spring Valley Business Park
  6.........................       959        8,362                259                            959        8,621        9,580
Tech Center 29 -- Phase
  III.......................     1,600        6,840                200                          1,600        7,040        8,640
                              --------     --------            -------          --------     --------     --------     --------
        Total Office
          Properties........  $ 52,227     $119,908            $ 5,718          $ (3,521)    $ 51,524     $122,808     $174,332
Retail Properties
Tamarac Square Mall.........  $  6,799     $ 27,194            $ 5,517          $(10,060)    $  6,000     $ 23,450     $ 29,450
Volusia.....................     3,445        3,826                171                --        3,445        3,997        7,442
                              --------     --------            -------          --------     --------     --------     --------
        Total Retail
          Properties........  $ 10,244     $ 31,020            $ 5,688          $(10,060)    $  9,445     $ 27,447     $ 36,892
Trust.......................        --           --              2,664                --           --        2,664        2,664
                              --------     --------            -------          --------     --------     --------     --------
        Total All
          Properties........  $153,211     $439,905            $33,101          $(22,941)    $150,108     $453,168     $603,276


                              ACCUMULATED       YEAR       ACQUISITION
                              DEPRECIATION   CONSTRUCTED      DATE       ENCUMBRANCES
                              ------------   -----------   -----------   ------------
Office Properties
10505 Sorrento Valley.......    $   (286)          1982       1997                (c)
1881 Pine Street............        (544)          1987       1997         $ 3,641
485 Clyde...................        (221)          1970       1999                (d)
Academy Point Atrium II.....        (544)          1984       1998                (e)
Apollo Drive Office
  Building..................      (1,128)          1987       1997          14,484
Baytech Park................      (1,150)          1997       1999                (d)
Beltline Business Center....      (1,745)          1984       1985           2,572
Centre Pointe...............        (470)          1982       1999                (d)
Gateway West................        (675)    1964/69/74       1997           5,978
Gibraltar Tech Center.......         (52)          1980       1999                (c)
Northview Business Center...        (931)          1970       1998                (e)
Spring Valley Business Park
  6.........................        (604)       1980/98       1998                (b)
Tech Center 29 -- Phase
  III.......................        (399)          1988       1998           4,322
                                --------
        Total Office
          Properties........    $ (8,749)
Retail Properties
Tamarac Square Mall.........    $(13,159)       1976/78       1985          11,134
Volusia.....................        (300)          1984       1997                (c)
                                --------
        Total Retail
          Properties........    $(13,459)
Trust.......................        (698)
                                --------
        Total All
          Properties........    $(55,341)

---------------

(a) Property encumbered by a first mortgage loan of $29,622 at December 31, 2000.

(b) Property encumbered by a first mortgage loan of $23,701 at December 31, 2000.

(c)  Property encumbered by a secured line of credit of $0 at December 31, 2000.

(d) Property encumbered by a first mortgage loan of $84,401 at December 31, 2000.

(e) Property encumbered by a first mortgage loan of $34,177 at December 31, 2000.

(f)  Property unencumbered at December 31, 2000.

(g) Property encumbered by a first mortgage loan of $2,626 at December 31, 2000.

                      AMERICAN INDUSTRIAL PROPERTIES REIT

                             NOTES TO SCHEDULE III
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

RECONCILIATION OF REAL ESTATE:

                                                         2000       1999       1998
                                                       --------   --------   --------
Balance at beginning of year.........................  $642,186   $505,132   $265,312
Additions during period:
  Improvements.......................................     7,791     11,953      6,659
  Acquisitions.......................................        --    145,418    243,231
                                                       --------   --------   --------
                                                        649,977    662,503    515,202
Deductions during period:
  Dispositions.......................................    46,701     20,317         --
  Writedowns.........................................        --         --     10,060
  Asset retirements..................................        --         --         10
                                                       --------   --------   --------
Balance at end of year...............................  $603,276   $642,186   $505,132
                                                       ========   ========   ========

RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                         2000       1999       1998
                                                        -------    -------    -------
Balance at beginning of year.........................   $46,931    $33,449    $25,521
Additions during period:
  Depreciation expense for period....................    12,191     13,819      7,928
                                                        -------    -------    -------
                                                         59,122     47,268     33,449
Deductions during period:
  Accumulated depreciation of real estate sold.......     3,781        337         --
                                                        -------    -------    -------
Balance at end of year...............................   $55,341    $46,931    $33,449
                                                        =======    =======    =======

TAX BASIS:

     The income tax basis of real estate, net of accumulated tax depreciation, is approximately $573,715 at December 31, 2000.

DEPRECIABLE LIFE:

     Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

Buildings and capital improvements:........................  40 years
Tenant improvements:
  Term of the lease not to exceed..........................  10 years

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Form of Amended and Restated Agreement and Plan of
                            Merger, dated as of June 30, 1997, by and between the
                            Trust and each of USAA Real Estate Income Investments I,
                            a California Limited Partnership, USAA Real Estate Income
                            Investments II Limited Partnership, USAA Income
                            Properties III Limited Partnership and USAA Income
                            Properties IV Limited Partnership (included as Annex I to
                            the Joint Proxy Statement/Prospectus of the Trust
                            included in Form S-4, Registration No. 333-31823 and
                            incorporated herein by reference)
          2.2            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit Industrial Properties Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.1
                            to Form 8-K of the Trust dated October 3, 1997)
          2.3            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit 1995 Industrial Portfolio Limited Partnership, as
                            Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of August 8, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.4            -- Purchase Agreement dated as of July 2, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV 1995 Industrial Portfolio Limited Partnership,
                            as Seller, as amended by (i) First Amendment to Purchase
                            Agreement dated as of July 30, 1997, (ii) Second
                            Amendment to Purchase Agreement dated as of July 31,
                            1997, (iii) Third Amendment to Purchase Agreement dated
                            as of July 31, 1997, (iv) Fourth Amendment to Purchase
                            Agreement dated as of August 12, 1997, and (v) Fifth
                            Amendment to Purchase Agreement dated as of October 2,
                            1997 (incorporated herein by reference from Exhibit 2.3
                            to Form 8-K of the Trust dated October 3, 1997)
          2.5            -- Purchase Agreement dated as of June 30, 1997 between
                            Shidler West Investment Corporation, as Purchaser, and
                            Merit VV Land 1995 Industrial Portfolio Limited
                            Partnership, as Seller, as amended by (i) First Amendment
                            to Purchase Agreement dated as of July 30, 1997, (ii)
                            Second Amendment to Purchase Agreement dated as of July
                            31, 1997, (iii) Third Amendment to Purchase Agreement
                            dated as of July 31, 1997, and (iv) Fourth Amendment to
                            Purchase Agreement dated as of August 12, 1997
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated October 3, 1997)
          2.6            -- Purchase and Sale Agreement dated as of September 24,
                            1997 by and between Midway/Commerce Center Limited
                            Partnership, as Seller, and the Trust, as Buyer
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.7            -- First Amendment to Purchase and Sale Agreement dated as of October 22, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.2 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.8            -- Second Amendment to Purchase and Sale Agreement dated as of October 31, 1997 by and between Midway/Commerce Center
                            Limited Partnership and the Trust (incorporated herein by
                            reference from Exhibit 2.3 to Form 8-K of the Trust dated
                            November 13, 1997)
          2.9            -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments I, a California Limited
                            Partnership (incorporated herein by reference from
                            Exhibit 2.1 to Form 8-K of the Trust dated January 20,
                            1998)
          2.10           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments II Limited Partnership
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.11           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments III Limited Partnership
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.12           -- Amended and Restated Agreement and Plan of Merger dated as of June 30, 1998 between the Trust and USAA Real
                            Estate Income Investments IV Limited Partnership
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated January 20, 1998)
          2.13           -- Agreement and Plan of Merger by and among the Trust,
                            Developers Diversified Realty Corporation ("DDR") and DDR
                            Office Flex Corporation ("DDR Flex") dated July 30, 1998
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated July 30, 1998)
          2.14           -- Agreement and Plan of Merger, dated November 1, 2000, by and among the Trust, DDR and DDR Transitory Sub Inc.
                            (incorporated herein by reference from Exhibit 2.1 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
          3.1            -- Third Amended and Restated Declaration of Trust
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          3.2            -- First Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.2 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.3            -- Second Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.3 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.4            -- Third Amendment to the Third Amended and Restated
                            Declaration of Trust (incorporated herein by reference
                            from Exhibit 3.4 to Form 10-K of the Trust filed with the
                            Commission on March 30, 1999)
          3.5            -- Fifth Amended and Restated Bylaws (incorporated herein by reference from Exhibit 3.5 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.6            -- Amendment to the Fifth Amended and Restated Bylaws
                            (incorporated herein by reference from Exhibit 3.6 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
          3.7            -- Statement of Designation of Series A Preferred Shares of
                            Beneficial Interest of the Trust dated July 30, 1998
                            (incorporated herein by reference from Exhibit 3.1 to
                            Form 8-K of the Trust dated July 30, 1998)
          4.1            -- Indenture dated November 15, 1985, by and between the
                            Trust and IBJ Schroder Bank & Trust Company (incorporated
                            herein by reference from Exhibit 10.4 to Form S-4 of
                            American Industrial Properties REIT, Inc. ("AIP Inc.")
                            dated March 16, 1994; Registration No. 33-74292)
          4.2            -- Form of Common Share Certificate (incorporated herein by reference from Exhibit 4.2 to Amendment No. 3 to Form S-4
                            of the Trust filed October 28, 1997; Registration No.
                            333-31823)
         10.1            -- Form of Indemnification Agreement (incorporated by
                            reference from Exhibit 10.1 to Form S-4 of the Trust
                            dated July 22, 1997; Registration No. 333-31823)
         10.2            -- Employee and Trust Manager Incentive Share Plan
                            (incorporated by reference from Exhibit 10.2 to Form S-4
                            of the Trust dated July 22, 1997; Registration No.
                            333-31823)
         10.3            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Securities
                            Limited Partnership ("ABKB") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.7 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.4            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB as Agent for and for
                            the benefit of a particular client (incorporated herein
                            by reference from Exhibit 10.8 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.5            -- Common Share Purchase Agreement dated as of July 3, 1997, by and between the Trust and ABKB/LaSalle Advisors
                            Limited Partnership ("LaSalle") as Agent for and for the
                            benefit of a particular client (incorporated herein by
                            reference from Exhibit 10.9 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.6            -- Registration Rights Agreement dated as of July 10, 1997, by and between the Trust, ABKB as Agent for and for the
                            benefit of particular clients and LaSalle Advisors
                            Limited Partnership as Agent for and for the benefit of a
                            particular client (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated July 22,
                            1997)
         10.7            -- Common Share Purchase Agreement dated as of June 20,
                            1997, by and among the Trust, MS Real Estate Special
                            Situations, Inc. ("MSRE") and Morgan Stanley Asset
                            Management, Inc. ("MSAM") as agent and attorney-in-fact
                            for specified clients (the "MSAM") (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 22, 1997)
         10.8            -- Registration Rights Agreement dated as of June 20, 1997, by and among the Trust, MSRE and MSAM on behalf of the
                            MSAM Purchaser (incorporated herein by reference from
                            Exhibit 10.6 to the Trust's Form 8-K dated July 22, 1997)
         10.9            -- Renewal, Extension, Modification and Amendment Agreement
                            dated February 26, 1997, executed by the Trust in favor
                            of USAA Real Estate Company ("Realco") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated March 4, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Share Purchase Agreement dated as of December 20, 1996, by and among the Trust, Realco and AIP Inc. (incorporated
                            herein by reference from Exhibit 99.7 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.11           -- Share Purchase Agreement dated as of December 13, 1996, by and between the Trust and Realco (incorporated herein
                            be reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated December 23, 1996)
         10.12           -- Registration Rights Agreement dated as of December 20,
                            1996, by and between the Trust and Realco, as amended
                            (incorporated herein by reference from Exhibit 99.9 to
                            Form 8-K of the Trust dated December 23, 1996)
         10.13           -- Registration Rights Agreement dated as of December 19,
                            1996, by and between the Trust and Realco (incorporated
                            herein by reference from Exhibit 99.8 to Form 8-K of the
                            Trust dated December 23, 1996)
         10.14           --401(k) Retirement and Profit Sharing Plan (incorporated
                            herein by reference from Exhibit 10.5 to Amendment No. 1
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.15           -- Amendments to 401(k) Retirement and Profit Sharing Plan
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 10-K of the Trust dated March 27, 1995)
         10.16           -- Settlement Agreement by and between the Trust, Patapsco
                            #1 Limited Partnership, Patapsco #2 Limited Partnership,
                            The Manufacturers Life Insurance Company and The
                            Manufacturers Life Insurance Company (U.S.A.) dated as of
                            May 22, 1996 (incorporated herein by reference from
                            Exhibit 99.1 to Form 8-K of the Trust dated May 22, 1996)
         10.17           -- Agreement and Assignment of Partnership Interest, Amended
                            and Restated Agreement and Certificate of Limited
                            Partnership and Security Agreement for Patapsco
                            Center -- Linthicum Heights, Maryland (incorporated
                            herein by reference from Exhibit 10.8 to Amendment No. 2
                            to Form S-4 of AIP Inc. dated March 4, 1994; Registration
                            No. 33-74292)
         10.18           -- Note dated November 15, 1994 in the original principal
                            amount of $12,250,000 with AIP Properties #1 L.P. as
                            Maker and AMRESCO Capital Corporation as Payee
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 22, 1994)
         10.19           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #1 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 22, 1994)
         10.20           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $12,250,000 (incorporated herein by reference from
                            Exhibit 99.2 to Form 8-K of the Trust dated June 23,
                            1995)
         10.21           -- Note dated November 15, 1994 in the original principal
                            amount of $2,150,000 with AIP Properties #2 L.P. as Maker
                            and AMRESCO Capital Corporation as Payee (incorporated
                            herein by reference from Exhibit 99.3 to Form 8-K of the
                            Trust dated November 22, 1994)
         10.22           -- Mortgage, Deed of Trust and Security Agreement dated
                            November 15, 1994 between AIP Properties #2 L.P. and
                            AMRESCO Capital Corporation (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 22, 1994)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Loan Modification Agreement modifying the Note dated
                            November 15, 1994 in the original principal amount of
                            $2,250,000 (incorporated herein by reference from Exhibit
                            99.1 to Form 8-K of the Trust dated June 23, 1995)
         10.24           -- Promissory Note dated November 25, 1996, by and between
                            AIP Inc. and Realco (incorporated herein by reference
                            from Exhibit No. 99.5 to Form 8-K of the Trust dated
                            December 23, 1996)
         10.25           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Huntington Drive Center)
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.26           -- Note dated November 15, 1996 in the original principal
                            amount of $4,575,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Huntington Drive Center ) (incorporated herein by
                            reference from Exhibit 99.2 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.27           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Patapsco Industrial Center)
                            (incorporated herein by reference from Exhibit 99.3 to
                            Form 8-K of the Trust dated November 20, 1996)
         10.28           -- Note dated November 15, 1996 in the original principal
                            amount of $3,112,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Patapsco Industrial Center) (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.29           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (Woodlake Distribution
                            Center) (incorporated herein by reference from Exhibit
                            99.5 to Form 8-K of the Trust dated November 20, 1996)
         10.30           -- Note dated November 15, 1996 in the original principal
                            amount of $1,537,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Woodlake Distribution Center) (incorporated herein by
                            reference from Exhibit 99.6 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.31           -- Deed of Trust and Security Agreement dated November 15,
                            1996 between AIP Properties #3, L.P. and Life Investors
                            Insurance Company of America (all Texas properties except
                            Woodlake) (incorporated herein by reference from Exhibit
                            99.7 to Form 8-K of the Trust dated November 20, 1996)
         10.32           -- Note dated November 15, 1996 in the original principal
                            amount of $1,162,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Meridian Street Warehouse) (incorporated herein by
                            reference from Exhibit 99.8 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.33           -- Note dated November 15, 1996 in the original principal
                            amount of $2,775,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Beltline Business Center) (incorporated herein by
                            reference from Exhibit 99.9 to Form 8-K of the Trust
                            dated November 20, 1996)
         10.34           -- Note dated November 15, 1996 in the original principal
                            amount of $3,375,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Plaza South) (incorporated herein by reference from
                            Exhibit 99.10 to Form 8-K of the Trust dated November 20,
                            1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.35           -- Note dated November 15, 1996 in the original principal
                            amount of $2,100,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Commerce North Park) (incorporated herein by reference
                            from Exhibit 99.11 to Form 8-K of the Trust dated
                            November 20, 1996)
         10.36           -- Note dated November 15, 1996 in the original principal
                            amount of $2,850,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Gateway 5 & 6) (incorporated herein by reference from
                            Exhibit 99.12 to Form 8-K of the Trust dated November 20,
                            1996)
         10.37           -- Note dated November 15, 1996 in the original principal
                            amount of $5,175,000 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Northgate II) (incorporated herein by reference from
                            Exhibit 99.13 to Form 8-K of the Trust dated November 20,
                            1996)
         10.38           -- Note dated November 15, 1996 in the original principal
                            amount of $1,327,500 with AIP Properties #3, L.P. as
                            Maker and Life Investors Insurance Company as Payee
                            (Westchase Park) (incorporated herein by reference from
                            Exhibit 99.4 to Form 8-K of the Trust dated November 20,
                            1996)
         10.39           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Charles W. Wolcott
                            (incorporated herein by reference from Exhibit 10.12 to
                            Form 10-K of the Trust for the year ended December 31,
                            1996)
         10.40           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and Marc A. Simpson (incorporated
                            herein by reference from Exhibit 10.13 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.41           -- Bonus and Severance Agreement dated March 13, 1996, by
                            and between the Trust and David B. Warner (incorporated
                            herein by reference from Exhibit 10.14 to Form 10-K of
                            the Trust for the year ended December 31, 1996)
         10.42           -- Amendment No. 1 to Share Purchase Agreement dated as of
                            December 13, 1996 by and between the Trust and Realco
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated March 4, 1997)
         10.44           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium II Industrial
                            Associates LLC ("Praedium") (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.45           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.46           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K of the Trust
                            dated January 29, 1998)
         10.47           -- Contribution and Exchange Agreement dated as of September
                            25, 1997 among Shidler West Investment Corporation,
                            AIP-SWAG Operating Partnership, L.P. and the Trust
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.48           -- Assignment and Assumption of Purchase Agreements dated as of October 3, 1997 between Shidler West Investment
                            Corporation and AIP-SWAG Operating Partnership, L.P.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated October 3, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.49           -- Amended and Restated Agreement of Limited Partnership of
                            AIP-SWAG Operating Partnership, L.P. dated as of October
                            3, 1997 (incorporated herein by reference from Exhibit
                            99.3 to Form 8-K of the Trust dated October 3, 1997)
         10.50           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and Shidler West Acquisition Company, LLC
                            (incorporated herein by reference from Exhibit 99.4 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.51           -- Warrant Agreement dated as of October 3, 1997 between the
                            Trust and AG Industrial Investors, L.P. (incorporated
                            herein by reference from Exhibit 99.5 to Form 8-K of the
                            Trust dated October 3, 1997)
         10.52           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and Shidler West Acquisition Company,
                            LLC (incorporated herein by reference from Exhibit 99.6
                            to Form 8-K of the Trust dated October 3, 1997)
         10.53           -- Registration Rights Agreement dated as of October 3, 1997 between the Trust and AG Industrial Investors, L.P.
                            (incorporated herein by reference from Exhibit 99.7 to
                            Form 8-K of the Trust dated October 3, 1997)
         10.54           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.9 to Form 8-K of the Trust dated October 3, 1997)
         10.55           -- Credit Agreement dated as of October 3, 1997 between the
                            Trust and AIP-SWAG Operating Partnership, L.P., as
                            Borrower, and Prudential Securities Credit Corporation,
                            as Lender (incorporated herein by reference from Exhibit
                            99.8 to Form 8-K of the Trust dated October 3, 1997)
         10.56           -- Common Share Purchase Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.57           -- Registration Rights Agreement dated as of January 29,
                            1998, by and between the Trust and Praedium (incorporated
                            herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated January 29, 1998)
         10.58           -- Agreement dated as of January 29, 1998, by and among the
                            Trust, Realco, ABKB (as Agent for and for the benefit of
                            particular clients), MSRE and MSAM (incorporated herein
                            by reference from Exhibit 10.3 to Form 8-K dated January
                            29, 1998)
         10.59           -- Contract of Sale by and between Nationwide Life Insurance
                            Company and ALCU Investments, Inc. (incorporated herein
                            by reference from Exhibit 10.1 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.60           -- Assignment of Contract of Sale dated as of February 11,
                            1998, by and among ALCU Investments, Ltd., AIP Operating,
                            L.P. and the Trust (incorporated herein by reference from
                            Exhibit 10.2 to Form 8-K/A of the Trust dated February
                            11, 1998)
         10.61           -- Contribution and Exchange Agreement dated as of January
                            29, 1998, by and among ALCU Investments, Ltd., AIP
                            Operating, L.P., and the Trust (incorporated herein by
                            reference from Exhibit 10.3 to Form 8-K/A of the Trust
                            dated February 11, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.62           -- Amended and Restated Agreement of Limited Partnership of
                            AIP Operating, L.P. dated as of February 11, 1998, by and
                            among the Trust, General Electric Capital Corporation,
                            and ALCU Investments, Ltd. (incorporated herein by
                            reference from Exhibit 10.4 to Form 8-K/A of the Trust
                            dated February 11, 1998)
         10.63           -- Promissory Note by and among the Trust, AIP Operating,
                            L.P., and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.5 to
                            Form 8-K/A of the Trust dated February 11, 1998)
         10.64           -- First Amendment to Credit Agreement dated as of February
                            11, 1998, by and among the Trust, AIP Operating, L.P.,
                            and Prudential Securities Credit Corporation
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K/A of the Trust dated February 11, 1998)
         10.65           -- Industrial Property Portfolio Agreement of Purchase and
                            Sale by and between Spieker Northwest, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.65 to
                            Form 10-K of the Trust filed with the Commission on March
                            30, 1999)
         10.66           -- Purchase and Sale Agreement by and between North Austin
                            Office, Ltd. and the Trust (incorporated herein by
                            reference from Exhibit 10.66 to Form 10-K of the Trust
                            filed with the Commission on March 30, 1999)
         10.67           -- Purchase and Sale Agreement and Joint Escrow Instructions
                            by and between CM Property Management, Inc. and the Trust
                            dated July 15, 1997 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K/A of the Trust dated March
                            23, 1998)
         10.68           -- Purchase and Sale Agreement and Escrow Instructions by
                            and between Corporex Properties of Tampa, Inc.,
                            CFX-Westshore Corporation, and the Trust (incorporated
                            herein by reference from Exhibit 10.2 to From 8-K/A of
                            the Trust dated March 23, 1998)
         10.69           -- Amendment to Purchase and Sale Agreement and Escrow
                            Instructions by and between Corporex Properties of Tampa,
                            Inc., CPX-Westshore Corporation, and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.70           -- Purchase and Sale Agreement between the Equitable Life
                            Assurance Society of the United States and the Trust
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K/A of the Trust dated March 23, 1998)
         10.71           -- Purchase and Sale Agreement between Nanook Partners, L.P.
                            and the Trust (incorporated herein by reference from
                            Exhibit 10.5 to Form 8-K/A of the Trust dated March 23,
                            1998)
         10.72           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Charles W. Wolcott and the
                            Trust (incorporated herein by reference from Exhibit 10.1
                            to Form 8-K of the Trust dated April 29, 1998)
         10.73           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Marc A. Simpson and the
                            Trust (incorporated herein by reference from Exhibit 10.2
                            to Form 8-K of the Trust dated April 29, 1998)
         10.74           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between David B. Warner and the
                            Trust (incorporated herein by reference from Exhibit 10.3
                            to Form 8-K of the Trust dated April 29, 1998)
         10.75           -- Severance and Change in Control Agreement dated as of
                            April 29, 1998, by and between Lewis D. Friedland and the
                            Trust (incorporated herein be reference from Exhibit 10.4
                            to Form 8-K of the Trust dated April 29, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.76           -- Amendments to the Trust's Employee and Trust Manager
                            Incentive Share Plan (incorporated herein by reference
                            from Exhibit 10.5 to Form 8-K of the Trust dated April
                            29, 1998)
         10.77           -- Share Purchase Agreement by and between the Trust and DDR dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998)
         10.78           -- Demand Promissory Note dated July 30, 1998 (incorporated herein by reference from Exhibit 10.2 to Form 8-K of the
                            Trust dated July 30, 1998)
         10.79           -- Second Amended and Restated Registration Rights Agreement
                            by and among the Trust, MSRE and MSAM dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.80           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust and Realco July 30, 1998
                            (incorporated herein by reference from Exhibit 10.4 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.81           -- Registration Rights Agreement by and between the Trust
                            and DDR dated July 30, 1998 (incorporated herein by
                            reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated July 30, 1998)
         10.82           -- First Amended and Restated Registration Rights Agreement
                            by and between the Trust and Praedium dated July 30, 1998
                            (incorporated herein by reference from Exhibit 10.6 to
                            Form 8-K of the Trust dated July 30, 1998)
         10.83           -- Second Amended and Restated Registration Rights Agreement
                            by and between the Trust, ABKB and LaSalle dated July 30,
                            1998 (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K of the Trust dated July 30, 1998)
         10.84           -- Letter Agreement by and between MSRE/MSAM and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.8 to Form 8-K of the Trust dated July 30,
                            1998)
         10.85           -- Letter Agreement by and between ABKB, LaSalle and DDR
                            dated July 30, 1998 (incorporated herein by reference
                            from Exhibit 10.9 to Form 8-K of the Trust dated July 30,
                            1998)
         10.86           -- Letter Agreement by and between Praedium and DDR dated
                            July 30, 1998 (incorporated herein by reference from
                            Exhibit 10.10 to Form 8-K of the Trust dated July 30,
                            1998)
         10.87           -- Letter Agreement by and between Realco and DDR dated July
                            30, 1998 (incorporated herein by reference from Exhibit
                            10.11 to Form 8-K of the Trust dated July 30, 1998)
         10.88           -- Amendment No. One, dated as of September 14, 1998, to the
                            Share Purchase Agreement, dated as of July 30, 1998,
                            between the Trust and DDR (incorporated herein by
                            reference from Exhibit 10.1 to Form 8-K of the Trust
                            dated September 16, 1998)
         10.89           -- Purchase and Sale Agreement, dated as of April 3, 1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.1 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)
         10.90           -- Amendment to Purchase and Sale Agreement dated June 19,
                            1998, by and between the Norfolk Commerce Center Limited
                            Partnership and DDR (incorporated herein by reference
                            from Exhibit 10.2 to Form 8-K of the Trust dated July 30,
                            1998 and filed October 23, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.91           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between A&A Greenbrier, Inc., A&A Northpointe B,
                            Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.1 to Form 8-K of the Trust dated October 14,
                            1998)
         10.92           -- Purchase and Sale Agreement, dated as of May 10, 1998, by and between Battlefield/Virginia, Inc. and DDR Flex
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.93           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998 by and between A&A Greenbrier, Inc., A&A Northpointe
                            B, Inc., A&A Northpointe C, Inc. and A&A Greenbrier Tech,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.3 to Form 8-K of the Trust dated October 14,
                            1998)
         10.94           -- Amendment to Purchase and Sale Agreement dated July 8,
                            1998, by and between Battlefield/Virginia, Inc., and DDR
                            Flex (incorporated herein by reference from Exhibit 10.4
                            to Form 8-K of the Trust dated October 14, 1998)
         10.95           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998 by and between A&A Greenbrier, Inc.,
                            A&A Northpointe B, Inc., A&A Northpointe C, Inc. and A&A
                            Greenbrier Tech, Inc. and DDR Flex (incorporated herein
                            by reference from Exhibit 10.5 to Form 8-K of the Trust
                            dated October 14, 1998)
         10.96           -- Second Amendment to Purchase and Sale Agreement dated
                            September 30, 1998, by and between Battlefield/Virginia,
                            Inc. and DDR Flex (incorporated herein by reference from
                            Exhibit 10.6 to Form 8-K of the Trust dated October 14,
                            1998)
         10.97           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.7 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.98           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe B, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.8 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.99           -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Northpointe C, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.9 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.100          -- Special Warranty Deed, dated as of October 14, 1998, by and between A&A Greenbrier Tech, Inc. and the Trust
                            (incorporated herein by reference from Exhibit 10.10 to
                            Form 8-K of the Trust dated October 14, 1998)
         10.101          -- Agreement of Purchase and Sale, dated as of November 12,
                            1998, by and between Lincoln-Whitehall Realty, L.L.C.,
                            Lincoln-Whitehall Pacific, L.L.C., WHLNF Real Estate
                            Limited Partnership, WHSUM Real Estate Limited
                            Partnership (collectively, "Whitehall") (incorporated
                            herein by reference from Exhibit 10.1 to Form 8-K/A of
                            the Trust filed with the Commission on March 31, 1999)
         10.102          -- Amendment to Agreement of Purchase and Sale, dated
                            November 23, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.2 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.103          -- Second Amendment to Agreement of Purchase and Sale, dated
                            December 11, 1998, by and among Whitehall and the Trust
                            (incorporated herein by reference from Exhibit 10.3 to
                            Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.104          -- Amended and Restated Second Amendment to Agreement of
                            Purchase and Sale dated December 11, 1998, by and among
                            Whitehall and the Trust (incorporated herein by reference
                            from Exhibit 10.4 to Form 8-K/A of the Trust filed with
                            the Commission on March 31, 1999)
         10.105          -- Third Amendment to Agreement of Purchase and Sale, dated as of December 22, 1998, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.5
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.106          -- Fourth Amendment to Agreement of Purchase and Sale, dated as of January 7, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.6
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.107          -- Fifth Amendment to Agreement of Purchase and Sale, dated as of January 11, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.7
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.108          -- Sixth Amendment to Agreement of Purchase and Sale, dated as of January 13, 1999, by and among Whitehall and the
                            Trust (incorporated herein by reference from Exhibit 10.8
                            to Form 8-K/A of the Trust filed with the Commission on
                            March 31, 1999)
         10.109          -- Agreement of Purchase and Sale, dated November 1, 2000, by and between the Trust, AIP/Battlefield GP, Inc.,
                            AIP-SWAG Operating L.P., AIP Properties #3, L.P., and AIP
                            Operating, L.P., collectively, and Value Enhancement Fund
                            IV, L.P. (incorporated herein by reference from Exhibit
                            2.2 to Form 8-K of the Trust dated November 1, 2000 as
                            filed with the SEC on November 8, 2000)
        *10.110          -- First Amendment to Agreement of Purchase and Sale, dated
                            January 31, 2001, by and among the Trust, AIP/Battlefield
                            GP Inc., AIP-SWAG Operating L.P., AIP Properties #3,
                            L.P., and AIP Operating, L.P., collectively, and Value
                            Enhancement Fund IV, L.P.
         10.111          -- Agreement of Purchase and Sale, dated effective August
                            22, 2000, by and between the Trust and Divco West
                            Properties, LLC ("Divco") (incorporated herein by
                            reference from Exhibit 2.1 to Form 8-K of the Trust dated
                            November 15, 2000 as filed with the SEC on January 16,
                            2001)
         10.112          -- Amendment to Purchase and Sale Agreement, dated August
                            29, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.2 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2001)
         10.113          -- Second Amendment to Purchase and Sale Agreement, dated
                            September 21, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.3 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2000)
         10.114          -- Third Amendment to Purchase and Sale Agreement, dated
                            September 25, 2000, by and between the Trust and Divco
                            (incorporated herein by reference from Exhibit 2.4 to
                            Form 8-K of the Trust dated November 15, 2000 as filed
                            with the SEC on January 16, 2001)
         10.115          -- Credit Agreement, dated as of January 28, 1999, by and
                            among the Trust, Bank One Texas, N.A., and the Lenders
                            named therein (incorporated herein by reference from
                            Exhibit b(1) to Schedule 13E-3 filed on the Trust on
                            December 1, 2000)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.116          -- First Amendment to Credit Agreement, dated as of April
                            12, 1999, by and among the Trust, Bank One Texas, N.A.,
                            and the Lenders named therein (incorporated herein by
                            reference from Exhibit(b)(2) to Schedule 13E-3 filed on
                            the Trust on December 1, 2000)
        *21.1            -- Listing of Subsidiaries
        *23.1            -- Consent of Ernst & Young LLP
        *24.1            -- Power of Attorney (Included on signature page hereto)
         99.1            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR, LaSalle Investment Management Group, Inc. and
                            LaSalle Investment Management (Securities), L.P.
                            (incorporated herein by reference from Exhibit 99.1 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
         99.2            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR, Morgan Stanley Dean Witter Investment Management
                            Inc., on behalf of its clients with respect to shares of
                            AIP over which it (or its designee) exercises investment
                            discretion, and MS Real Estate Special Situations Inc.
                            (incorporated herein by reference from Exhibit 99.2 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)
         99.3            -- Voting Agreement dated November 1, 2000, among the Trust,
                            DDR and USAA Real Estate Company (incorporated herein by
                            reference from Exhibit 99.3 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.4            -- Voting Agreement dated November 1, 2000, among the Trust,
                            Value Enhancement Fund IV, L.P. and LaSalle Investment
                            Management (Securities), L.P. (incorporated herein by
                            reference from Exhibit 99.4 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.5            -- Voting Agreement dated November 1, 2000, among the Trust,
                            Value Enhancement Fund IV, L.P., Morgan Stanley Dean
                            Witter Investment Management, Inc., on behalf of its
                            clients with respect to shares of AIP over which it (or
                            its designee) exercises investment discretion, and MS
                            Real Estate Special Situations Inc. (incorporated herein
                            by reference from Exhibit 99.5 to Form 8-K of the Trust
                            dated November 1, 2000 as filed with the SEC on November
                            8, 2000)
         99.6            -- Voting Agreement dated November 1, 2000, the Trust, Value
                            Enhancement Fund IV, L.P. and USAA Real Estate Company
                            (incorporated herein by reference from Exhibit 99.6 to
                            Form 8-K of the Trust dated November 1, 2000 as filed
                            with the SEC on November 8, 2000)

---------------

* Filed herewith